Form 10QSB
period 1999-09-30
INTERNET SPORTS NETWORK INC
filed 1999-11-15
CIK 1054544

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                   FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999

( ) For the transition period from __________ to __________


Commission file number:  000-26865


                       INTERNET SPORTS NETWORK, INC.
   (Exact name of small business issuer as specified in its charter)

         FLORIDA                                    65-0704152
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


    225 Richmond Street West, Suite 403, Toronto, Ontario, Canada, M5V 1W2
           (Address of principal executive offices)          (Zip Code)


                          (416) 599-8800 / (416) 599-8228
           (Issuer's telephone/facsimile numbers, including area code)




         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes __X__          No _____

         The issuer had 20,200,000 shares of common stock outstanding as of SEPTEMBER 30, 1999.

           Transitional Small Business Disclosure Format (check one)


                                       Yes _____          No __X__

                          INTERNET SPORTS NETWORK, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

                                                                                                    Page No.
                                                                                                    --------
                  Item 1.  Financial Statements

                           Comparative Unaudited Consolidated Balance Sheets                             3
                           as at September 30, 1999 and March 31, 1999

                           Comparative Unaudited Consolidated Statements of                              4
                           Operations for the Three and Six Months Ended September
                           30, 1999 and the Three and Six Months Ended October 31,1998.

                           Comparative Unaudited Consolidated Statements of                              6
                           Cash Flows for the Six Months Ended September 30,
                           1999 and the Six Months Ended October 31, 1998.

                           Notes to the Unaudited Consolidated Financial Statements                      7

                  Item 2.  Management's Discussion and Analysis of                                      15
                           Financial Condition and Results of Operations



PART II.                            OTHER INFORMATION




                  Item 1.  Legal Proceedings                                                            19

                  Item 2.  Changes in Securities and Use of Proceeds                                    19

                  Item 3.  Defaults Upon Senior Securities                                              19

                  Item 4.  Submission of Matters to a Vote of Security Holders                          19

                  Item 5.  Other Information                                                            19

                  Item 6.  Exhibits and Reports on Form 8-K
                           (a) Exhibits                                                                 19
                           (b) Reports on Form 8-K                                                      19

         PART I - FINANCIAL INFORMATION

ITEM 1

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                                     (unaudited)                    (unaudited)
                                                                                    September 30,                    March 31,
                                                                                       1999                           1999
ASSETS
     Current
       Cash and cash equivalents                                                    $  1,297,000                    $ 2,928,000
       Receivables                                                                       482,000                        182,000
       Prepaid expenses                                                                   55,000                         29,000
                                                                  --------------------------------------------------------------
                                                                                       1,834,000                      3,139,000

     Equipment, net (note 3)                                                             434,000                         84,000

     Deferred charges (note 4)                                                         1,125,000                            -0-

     Purchased intangibles, net (note 2)                                              13,127,000                      9,637,000
     Goodwill, net (note 2)                                                            4,697,000                      3,855,000
                                                                  --------------------------------------------------------------
                                                                                    $ 21,217,000                   $ 16,715,000
                                                                  ==============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current
       Accounts payable                                                              $   542,000                     $  171,000
       Accrued liabilities                                                                35,000                        137,000
       Purchase price liability (note 2)                                                 500,000                            -0-
       Deferred revenue                                                                  401,000                            -0-
       Accrued prize commitments                                                         275,000                         31,000
       Loan payable (Note 6)                                                             250,000                            -0-
                                                                  --------------------------------------------------------------
                                                                                       2,003,000                        339,000

     Deferred income taxes (note 7)                                                    4,697,000                      3,855,000
                                                                  --------------------------------------------------------------

                                                                                       6,700,000                      4,194,000
                                                                  --------------------------------------------------------------

     Shareholders' equity (note 5)
       Common stock and additional paid-in capital, $0.001 par
                Value
         50,000,000 shares authorized
         20,200,000 outstanding (March 31, 1999 - 17,841,000)                         38,204,000                     17,127,000
         Share subscription receivable for 475,000 shares                              (190,000)                            -0-
     subscribed
         Deferred compensation                                                      (10,699,000)                      (449,000)
         Accumulated deficit                                                        (12,798,000)                    (4,157,000)
                                                                  --------------------------------------------------------------

                                                                                      14,517,000                     12,521,000
                                                                  --------------------------------------------------------------

                                                                                    $ 21,217,000                   $ 16,715,000
                                                                  ==============================================================

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                  (unaudited)            (unaudited)           (unaudited)           (unaudited)
                                                   Six Months              Six Months           Three Months        Three Months
                                                     Ending                  Ending                Ending             Ending
                                                  September 30,           October 31,          September 30,         October 31,
                                                       1999                    1998                  1999              1998
REVENUE                                            $ 1,861,000          $   69,000            $ 1,189,000            $   61,000
                                                 -------------------------------------------------------------------------------

EXPENSES
     Prize commitments and other direct costs          920,000              74,000                763,000                47,000
     Salaries and benefits                             921,000             135,000                535,000                85,000
     Consulting fees                                   516,000              46,000                296,000                35,000
     Advertising                                       228,000             303,000                140,000               282,000
     General and administrative                      1,096,000             207,000                611,000               156,000
     Depreciation                                       65,000               7,000                 60,000                 3,000
     Amortization of purchased intangibles           3,440,000                 -0-              2,145,000                   -0-
     Amortization of goodwill                        1,285,000                 -0-                776,000                   -0-
     Options granted for services provided           1,145,000                 -0-              1,145,000                   -0-
     Amortization of stock compensation              1,850,000                 -0-              1,637,000                   -0-
     Amortization of deferred charges                  225,000                 -0-                225,000                   -0-
     Acquisition costs                                  96,000                 -0-                 45,000                   -0-
                                                 -------------------------------------------------------------------------------

     Total expenses                                 11,787,000             772,000              8,378,000               608,000
                                                 -------------------------------------------------------------------------------

     Net loss before income taxes                  (9,926,000)           (703,000)            (7,189,000)             (547,000)

     Deferred income tax recovery                  (1,285,000)                 -0-              (776,000)                   -0-
                                                 -------------------------------------------------------------------------------

     Net loss and comprehensive loss               (8,641,000)           (703,000)            (6,413,000)             (547,000)
                                                 ===============================================================================

NET LOSS PER SHARE                                 $    (0.45)         $    (0.11)             $   (0.33)           $    (0.08)
                                                 ===============================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                 19,069,000           6,290,000             19,591,000             6,580,000
                                                 ===============================================================================

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

                                                                               Common
                                                                              Stock and
                                                                             Additional
                                                                Number        Paid in        Deferred    Accumulated
                                                               of Shares      Capital      Compensation     Deficit       Total
Balance at March 31, 1999                                     17,841,000     17,127,000      (449,000)    (4,157,000)  12,521,000

Shares issued on acquisition of Ultimate Sports Publishing       125,000        750,000            -0-            -0-     750,000

Shares issued in acquisition of Innovation Partners Inc.         616,000      4,066,000            -0-            -0-   4,066,000

Shares issued for cash                                           943,000      1,526,000            -0-            -0-   1,526,000

Deferred compensation related to stock options                        -0-    12,100,000   (12,100,000)            -0-          -0-

Shares issued in exchange for deferred charges                   200,000      1,350,000            -0-            -0-   1,350,000

Options granted for service                                           -0-     1,145,000            -0-            -0-   1,145,000

Shares issued for subscription receivable                        475,000        190,000            -0-            -0-     190,000

Amortization of deferred compensation related to stock
options                                                               -0-            -0-    1,850,000             -0-   1,850,000

Share issuance costs                                                  -0-       (50,000)           -0-            -0-     (50,000)

Net loss                                                              -0-            -0-           -0-    (8,641,000)  (8,641,000)
                                                          -----------------------------------------------------------------------

Balance at September 31, 1999                                 20,200,000     38,204,000   (10,699,000)   (12,798,000)  14,707,000
                                                          -----------------------------------------------------------------------

Less share subscription receivable                                                                                       (190,000)
                                                                                                                       ----------

Total Shareholders' Equity at September 30, 1999                                                                       14,517,000
                                                                                                                       ----------

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           (unaudited)              (unaudited)
                                                                       Six Months Ended         Six Months Ended
                                                                     September 30, 1999         October 31, 1998
                                                                     ------------------         ----------------
OPERATING ACTIVITIES
Net loss                                                                  $ (8,641,000)             $  (703,000)
Adjustment to reconcile net loss to
     net cash used in operating activities:
Depreciation                                                                    65,000                    7,000
Amortization of stock compensation                                           1,850,000                      -0-
Options granted for services provided                                        1,145,000                      -0-
Amortization of deferred charges                                               225,000                      -0-
Amortization of purchased intangibles                                        3,440,000                      -0-
Amortization of goodwill                                                     1,285,000                      -0-
Deferred income tax recovery                                                (1,285,000)                     -0-
Changes in other operating assets and liabilities:
  Increase in receivables                                                     (276,000)                 (13,000)
  Increase in prepaid expenses                                                 (26,000)                 (54,000)
  Increase in accounts payable                                                  21,000                   28,000
  Increase in accrued liabilities                                              142,000                   51,000
  Increase in deferred revenue                                                 401,000                      -0-
                                                              -------------------------------------------------
Net cash used in operating activities                                       (1,654,000)                (684,000)
                                                              --------------------------------------------------

INVESTING ACTIVITIES
Purchase of Ultimate Sports Publishing                                        (860,000)                     -0-
Purchase of Sportsbuff                                                        (500,000)                     -0-
Cash acquired with Sportsbuff                                                   36,000                      -0-
Purchase of equipment                                                         (379,000)                 (10,000)
                                                              --------------------------------------------------
Net cash used in investing activities                                       (1,703,000)                 (10,000)
                                                              --------------------------------------------------

FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of share issuance costs
          $ 50,000 (1998 - $ 4,000)                                          1,476,000                  692,000
Proceeds from loan payable                                                     250,000                      -0-
                                                              --------------------------------------------------
Net cash provided by financing activities                                    1,726,000                  692,000
                                                              --------------------------------------------------

Net decrease in cash and cash equivalents                                   (1,631,000)                  (2,000)
Cash and cash equivalents:
  Beginning of period                                                        2,928,000                    9,000
                                                              ==================================================
  End of period                                                            $ 1,297,000               $    7,000
                                                              ==================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
INVESTING ACTIVITIES
Net assets of Ultimate Sports Publishing acquired for shares               $  (750,000)                     -0-
Net assets of Sportsbuff acquired for shares                                (4,066,000)                     -0-
FINANCING ACTIVITIES
Shares issued on acquisition of Ultimate Sports Publishing                     750,000                      -0-
Shares issued on acquisition of Sportsbuff                                   4,066,000                      -0-
Shares issued on acquisition of exclusive rights                             1,350,000                      -0-
                                                              ==================================================

Cash interest paid                                                            $      7                      -0-
                                                              ==================================================
Cash taxes paid                                                               $    -0-                      -0-

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the six months ended September 30, 1999

================================================================================


NOTE 1.       SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION

              The comparative figures shown in the consolidated statement of operations and comprehensive loss and consolidated statement of cash flows are for the periods ending October 31, 1998. The comparative fiscal period started on May 1, 1998, while the current fiscal year started on April 1, 1999, as a result of the Company changing its year end from April 30 to March 31 as part of the recapitalization in January of 1999. These comparative figures are comparable to those that would be presented for the periods ending September 30, 1998 as there is no significant seasonal impact. The comparative results have not been recast to September 30, 1998 as it is not practical, and would not provide significant additional information.

              PURCHASED INTANGIBLES AND GOODWILL

              Purchased intangibles consist primarily of software, licenses, customer lists, trademarks and contest agreements. Purchased intangibles of approximately $13,127,000 are stated net of total accumulated amortization of $4,031,000 at September 30, 1999 in the accompanying consolidated balance sheet. Purchased intangibles are being amortized on a straight-line basis principally over two years.

              Goodwill of approximately $4,697,000 is stated net of total accumulated amortization of $1,521,000 at September 30, 1999 in the accompanying consolidated balance sheet. Goodwill is being amortized on a straight-line basis principally over two years.

              STOCK-BASED COMPENSATION

              The Company has elected to follow Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation". APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

              FOREIGN CURRENCY TRANSLATION

              The unit of measurement of the Company is the Canadian dollar while its reporting currency is the United States dollar. The assets and liabilities of the Canadian subsidiaries are translated using the exchange rate in effect at period end, and revenues and expenses are translated at the average rate during the period. Exchange gains or losses on translation of the Company's net equity investments in these subsidiaries are deferred as a separate component of other comprehensive income. The translation adjustment at September 30, 1999 is not significant.

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the six months ended September 30, 1999

================================================================================


NOTE 1.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D....)

              EQUIPMENT

              Equipment is recorded at cost. Amortization is provided over the estimated useful life of the asset using the declining balance basis at the following rates:

                  Office equipment and furniture            20%
                  Computer equipment                        30%

              REVENUE RECOGNITION

              The Company earns revenue from membership and other fees received for Internet-based sports information and sports contest organization services. Membership fees are received prior to the beginning of a particular sport season or event and recorded as deferred income until recognized in income ratably over the season or upon completion of the event. Other fees received for Internet-based sports information and sports contest organization services are recognized in income ratably over the season or upon completion of the event.

              PRIZE AWARDS

              Members, as well as non-members, are entitled to enter into contests provided by the Company. Prizes are awarded upon completion of the sports season or event and are paid by the Company or the contest's sponsors. Prize awards are fixed in amount and determinable prior to commencement of the season or event and are expensed at the commencement of the season or event to which they relate.

              FAIR VALUE OF FINANCIAL INSTRUMENTS

              The Company's financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, accrued liabilities, accrued prize commitments, accrued purchase price payable, and loans payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The carrying amounts of these current assets and liabilities approximates their fair values due to their immediate or short-term nature.

              INCOME TAXES

              Income taxes are accounted for utilizing the liability method. Deferred income taxes are provided to represent the tax consequence on future years for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred income taxes are measured utilizing enacted tax rates expected to be in effect in the years in which the temporary differences are expected to reverse. A valuation allowance has been provided for the total amount of deferred tax assets that would otherwise be recorded for income tax benefits primarily relating to operating loss carryforwards, as realization cannot be determined to be more likely than not.

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the six months ended September 30, 1999

================================================================================


NOTE 1.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D....)

              LOSS PER SHARE

              Basic loss per share excludes any dilutive effects of options and convertible debentures. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period and includes common shares issued subsequent to the period end for which all consideration had been received prior to the period end and which no other contingencies existed. Diluted loss per share is equal to the basic loss per share as the effect of the stock options and convertible debentures is anti-dilutive. There are no dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

NOTE 2.       BUSINESS COMBINATIONS

              Effective June 22, 1999, the Company acquired certain assets of National Publisher Services consisting of the Ultimate Sports Publishing division.("Ultimate Sports"). Ultimate Sports publishes annual sports magazines.

              Effective June 30, 1999, the Company acquired 100% of the shares of Innovation Partners Inc, (d/b/a Sportsbuff), ("Sportsbuff"). The business of Sportsbuff is to conduct and administer sports contest services for its clients.

              The transactions are summarized as follows:

==========================================================================================================
                                                                              As at                  As at
                                                                     June 22, 1999,         June 30, 1999,
                                                                    Ultimate Sports             Sportsbuff
----------------------------------------------------------------------------------------------------------
              Net assets acquired at fair values:
              Working capital                                          $         0         $   (290,000)
              Equipment                                                          0               36,000
              Purchased intangibles                                      1,610,000            5,320,000
              Goodwill                                                           0            2,128,000
              Deferred income taxes                                              0           (2,128,000)
                                                                       -----------         ------------
                                                                       $ 1,610,000         $  5,066,000
                                                                       -----------         ------------
              Funded by:
              Cash                                                     $   860,000         $  1,000,000
              Shares of common stock                                       750,000            4,066,000
                                                                       -----------          -----------
                                                                       $ 1,610,000         $  5,066,000
==========================================================================================================

              $500,000 of the cash component of the purchase price of Sportsbuff was paid in July, 1999. The remaining $500,000 is due in October, 1999.

              Purchased intangibles related to the acquisition of Sportsbuff consists of developed contest software, licenses, participant lists, customer lists, trademarks and domain names.

              Purchased intangibles related to the acquisition of Ultimate Sports consist of trademarks, customer contracts, client lists, and domain names.

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the six months ended September 30, 1999

================================================================================


NOTE 3.       EQUIPMENT

              Equipment consists of the following:

================================================================================
                                  SEPTEMBER 30,
                                      1999
--------------------------------------------------------------------------------
              Computer equipment                            $      418,000
              Office equipment and furniture                       112,000
                                                            --------------
                                                                   530,000
              Less accumulated depreciation                        (96,000)
                                                            ---------------
              Equipment, net                               $       434,000
================================================================================

NOTE 4.       DEFERRED CHARGES

              On August 1, 1999, the Company entered into a five year agreement to be the exclusive contest provider for Beer.com. In exchange for this exclusive agreement, the Company is granting Beer.com 1,000,000 common shares over the five year term. All 1,000,000 shares have been placed in escrow. 200,000 shares are owing at the start of each year of the contract, and distributed to Beer.com on each anniversary date of the contract. The minimum share obligation under this agreement (200,000 shares) have been recorded at the market value of the shares as at August 1, 1999 ($6.75 per share) as a deferred charge, and is being amortized over a one year period.

NOTE 5.       SHAREHOLDERS' EQUITY

              COMMON STOCK                                                                         COMMON
                                                                              NUMBER            STOCK AND
                                                                           OF SHARES      PAID-IN CAPITAL
                                                                            (`000's)             ($000's)
----------------------------------------------------------------------------------------------------------
              BALANCE MARCH 31, 1999                                            17,841            17,127
              Shares issued for cash                                               943             1,526
              Shares issued for subscription receivable                            475               190
              Shares issued on acquisition of Sportsbuff                           616             4,066
------------------------------------------------------------------------------------------------------------------------------------
              Shares issued on acquisition of Ultimate Sports                      125               750
              Shares issued in exchange for exclusive rights                       200             1,350
              Deferred compensation related to stock options                        --            12,100
              Options granted for services                                          --             1,145
              Share issuance costs                                                  --               (50)
              BALANCE SEPTEMBER 30, 1999                                        20,200            38,204
------------------------------------------------------------------------------------------------------------------------------------

              STOCK OPTIONS

              Generally, options are granted by the Company's Board of Directors at an exercise price of not less than the fair market value of the Company's common stock at the date of grant. Options are generally granted with a term of five years from the date of issuance. Option vesting is varied ranging from the date of issuance to 3 years.

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the six months ended September 30, 1999

================================================================================


NOTE 5.       SHAREHOLDERS' EQUITY (CONT'D...)

              STOCK OPTION ACTIVITY

              The following table summarizes the Company's stock option activity:

===========================================================================================================
                                                                  NUMBER OF             WEIGHTED AVERAGE
                                                                SHARES (000'S)            EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------
              Balance at March 31, 1999                               3,365                  $    1.52

              Options granted and assumed                             3,104                       2.05
              Options cancelled                                         (10)                      1.75
              Options exercised                                        (575)                      0.40
                                                                      ------                  ----------

              September 30, 1999                                      5,884                  $    1.91
===========================================================================================================

  The following table summarizes information about options outstanding and options exercisable at September 30, 1999:

===========================================================================================================

                                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
              ------------------------------------------------------      ---------------------------------
                                                 WEIGHTED AVERAGE
                                  OPTIONS      REMAINING CONTRACTUAL        OPTIONS       WEIGHTED AVERAGE
              EXERCISE PRICE    OUTSTANDING            LIFE               EXERCISABLE      EXERCISE PRICE
              --------------    -----------    ---------------------      -----------      --------------
              $        0.40        1,850             4.7 years                   0          $     0.40
                       1.75        2,815             4.1 years               2,380                1.75
                       4.28          200             4.6 years                   0                4.28
                       4.54          150             4.5 years                   0                4.54
                       5.00           50             2.5 years                  25                5.00
                       6.00          304             4.8 years                  54                6.00
                       7.00           25             2.8 YEARS                  25                7.00
----------------------------------------------------------------------------------------------------------
              $  0.40 - 7.00       5,884             4.5 years               2,870          $     1.67
==========================================================================================================

              DEFERRED COMPENSATION

              The Company recorded aggregate deferred compensation of $12,100 during the six months ended September 30, 1999. The amount recorded represents the difference between the grant price and the fair value of the Company's common stock for shares subject to options granted during the period. Options granted below fair market value and the associated weighted average exercise price per share were 2,300 and $1.15 during the period. The amortization of deferred compensation is charged to operations over the vesting period of the options, which ranges from 15 months to 3 years. Total amortization recognized in the six months ending September 30, 1999 was $1,850,000

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the six months ended September 30, 1999

================================================================================


NOTE 5.       SHAREHOLDERS' EQUITY (CONT'D...)

              PRO FORMA DISCLOSURE

              The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant, the pro forma amounts of the Company's net loss and net loss per share for the six months ended September 30, 1999 would have been as follows:

              Net loss as reported                           $(8,641)
              Net loss - pro forma                           $(8,910)
              Basic and diluted loss per share as reported   $ (0.45)
              Basic and diluted loss per share - pro forma   $ (0.47)

              The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

              Average risk-free interest rates                  5.0%
              Average expected life (in years)                  5.0
              Volatility factor                                98.5%

              The weighted average fair value of options granted during the six month period was $5.35.

NOTE 6.       LOAN PAYABLE

              The loan payable is for a principal amount of $250,000 with interest calculated at 9% per annum. The loan in unsecured, and is due on December 31, 1999.

NOTE 7.       INCOME TAXES

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

              A reconciliation of the combined federal and state income tax expense to the Company's income tax expense is as follows:

========================================================================================================
                                                                                       SEPTEMBER 30,
                                                                                             1999
--------------------------------------------------------------------------------------------------------
              Tax recovery at combined federal and state rates                         $  (3,166,000)
              Higher effective rate attributable to income taxes of other countries    $  (1,022,000)
              Tax effect of expenses that are not deductible for income tax purposes       3,353,000
              Valuation allowance                                                            835,000
                                                                                       -------------

                                                                                       $           -
========================================================================================================

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the six months ended September 30, 1999

================================================================================


NOTE 7.       INCOME TAXES (CONT'D...)

              At September 30, 1999, the Company had net operating loss carryforwards of approximately $4,477,000. Substantially all of these carryforwards relate to the Canadian subsidiaries and will begin to expire at various times starting in 2004.

              Significant components of the Company's deferred income tax assets are approximately as follows:

======================================================================================================
                                                                                       SEPTEMBER 30,
                                                                                             1999
------------------------------------------------------------------------------------------------------
              Net operating loss carryforwards                                         $   4,477,000
                                                                                        ============

              Total deferred income tax assets                                         $   1,958,000

              Valuation allowance for deferred income tax assets                          (1,958,000)
                                                                                         ------------

              Net deferred income tax assets                                           $           -
======================================================================================================

              A continuity of the valuation allowance is as follows:

======================================================================================================
                                                                                       SEPTEMBER 30,
                                                                                             1999
------------------------------------------------------------------------------------------------------
              Balance at March 31, 1999                                                $   1,123,000

              Valuation allowance on deferred income tax asset                               835,000
                                                                                       -------------

              Closing balance                                                          $   1,958,000
======================================================================================================

              Deferred income tax credits at September 30, 1999 reflect the differences between the financial reporting and tax values of the purchased intangibles. The deferred tax recovery in the consolidated statement of operations and comprehensive loss relates to the amortization of the deferred income tax liability which resulted from the Company's acquisitions of Sportsmark, Pickem and Sportsbuff.

NOTE 8.       RELATED PARTY TRANSACTIONS

              During the six months ended June 30, 1999, the Company paid or accrued approximately $46,000 of consulting fees for financial services provided by one of the Company's directors. Also, $16,000 of wages and $60,000 termination payment was paid to the Company's former Chief Executive Officer and former director. Approximately $30,000 of wages were paid to the Company's Chief Operating Officer, who is also a director of the Company.

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   For the six months ended September 30, 1999

================================================================================


NOTE 9.       COMMITMENTS

              The Company leases premises and office equipment under the terms of operating leases. The leases provide for future minimum annual lease payments as follows:

                  2000                                                   $          187
                  2001                                                               73
                  2002                                                               18
                  2003                                                                5
                  2004 and thereafter                                                 -
                                                                        ---------------
                                                                         $          283
                                                                        ===============

NOTE 10.      SEGMENT AND GEOGRAPHIC INFORMATION

              The Company operates in two operating segments across domestic and international markets, contest management and publishing. International sales, including export sales from the United States to Canada, represented approximately 14% of net sales for the six months ended September 30, 1999. No other foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. There were no transfers between geographic areas during the period ended September 30, 1999. Capital assets and purchased intangibles in the United States equal approximately $17,000. The remaining capital assets and purchased intangibles are in Canada.

              The Company entered into the publishing segment through its acquisition of Ultimate Sports Publishing in June, 1999 (Note 2). There have been no material changes in assets relating to the publishing segment since that time.

                                                              Contest
                                                             Management       Publishing            Total
                                                             ----------       ----------            -----
              Revenue                                           901,000          960,000        1,861,000
              Amortization of purchased intangibles           3,222,000          218,000        3,440,000
              Amortization of Goodwill                        1,285,000                0        1,285,000
              Expenses                                        1,528,000          646,000        2,174,000
                                                            -----------         --------      -----------
                                                             (5,134,000)          96,000       (5,038,000)
                                                            -----------         --------
              Corporate Expenses                                                                4,888,000
                                                                                              -----------
              Net loss before tax                                                              (9,926,000)
                                                                                              ===========

                       PART I - FINANCIAL INFORMATION

Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

         Internet Sports Network, Inc. ("ISN") was originally incorporated on April 28, 1997 in Nevada for the purpose of providing interactive, computer sports entertainment through the Internet. The Company has a limited operating history on which to evaluate its prospects. The risks, expense, and difficulties encountered by start up companies must be considered when evaluating ISN's prospects.

         The operating expenses of ISN cannot be predicted with certainty. They will depend on several factors, including the amount of marketing expenses, the acceptance of the Company's services in the market, competition for such services, and the acquisition activities of the Company. Management may be able to control the timing of such expenses in part by speeding up or slowing down marketing development and distribution activities and acquisition strategies.

         From its inception in April 1997 to date, ISN has incurred costs associated with the development of its internet sports entertainment products, probable markets and business. ISN incurred costs for conducting test marketing for its products and received revenues as a result. The test marketing consisted of advertising, processing membership applications and analysis of responses. During the period, ISN purchased computer and telecommunication equipment as necessary to conduct its operations.

         ISN financed its expenditures primarily through the sale of its common stock. Since inception through September 30, 1999, the company issued approximately 11,199,000 common shares for net cash consideration of approximately $10,654,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for operating activities and acquisition activities. Cash used in operating activities for the 6 month period ending September 30, 1999 is $1,654,000 (as compared to $684,000 for the 6 month period ending October 31, 1998) related primarily to infrastructure costs required to manage the continued growth of the Company. The increase in cash used in operating activities is due to the staffing of the operation with a view to growing the business. Total headcount as at October 31, 1998 was 8 as compared 39 as at September 30, 1999. Cash used in acquisition activities for the 6 month period ending September 30, 1999 is $1,360,000 with a further $500,000 payment required in October, 1999. Since inception, the Company has funded its capital requirements by financing activities, primarily through the sale of its equity securities.

         Capital expenditures during the 6 months ended September 30, 1999 was $379,000 as compared to $10,000 for the 6 months ended October 31, 1998. Capital expenditues were primarily for computer technology to manage the contest management strategy. From inception to September 30, 1999 the Company has spent $454,000. ISN has no significant commitments to acquire equipment in the future. Overall, capital expenditures, including those anticipated as a result of acquisition activity, during the year ending March 31, 2000 are anticipated to approximate $1,000,000.

          The Company is in an extremely competitive industry and it will require substantial capital from outside sources in order to complete its business plan. The Company anticipates that it will continue to generate financial losses for the foreseeable future. In the event the Company is unsuccessful in securing outside capital, it may be required to curtail or cease operations altogether. As a result, substantial doubt exists regarding the ability of the Company to continue as a going concern.

The Company's management believes that an additional $3,000,000 in funds combined with the funds already raised in private offerings and the revenues generated by its operations will be sufficient to fund its operations for the next twelve months under the current plan of operations. Additional funding will be required for further acquisition activity, depending on the cash component of the purchase price of any contemplated acquisitions. It is expected that such funds will be obtained by the sale of additional capital stock of the Company, although there can be no assurance that ISN will be able to obtain such funds.

Beyond the next twelve month period, the Company will require working capital to fund operations during the off peak months (June to August). Excluding acquisition activity, the funds required would be approximately $2 million. Any additional capital requirements would be due to acquisition activities, or modifications to the current growth plans.

During the three month period ending September 30, 1999 the Company received $250,000 for a promissory note which is due December 31, 1999. The note earns interest at a rate of 9% per annum, and is unsecured.

RESULTS OF OPERATIONS

AMORTIZATION

     The purchased intangibles and goodwill related to the acquisitions of Sportsmark Group, Pickem Sports, Ultimate Sports Publishing and SportsBuff totaled $23,377,000. Amortization for the six months ending September 30, 1999, was $4,725,000. The purchased intangibles and goodwill related to the acquisition of Ultimate Sports Publishing and SportsBuff during the six months ending September 30, 1999 totaled $9,058,000. The Company is amortizing purchased intangibles and goodwill over 24 months. These intangibles include trademarks, software licenses and intellectual properties.

     The Company expects to continue to acquire companies and assets that can benefit its business and subscriber base. Currently, ISN is reviewing potential acquisition targets that could provide complementary games and contests and as well as new customers for the Company's existing games.

SIX MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AS COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED).

REVENUE. The Company generated revenue of $1,861,000 for the period ending September 30, 1999 as compared to revenues of approximately $69,000 for the period ending October 31, 1998. The increase in revenues was primarily attributable to the inclusion of the operating results of Sportsmark, Ultimate Sports Publishing, Sportsbuff and Pickem in 1999.

OPERATING EXPENSES. Total operating expenses were $3,746,000 as compared to approximately $772,000 in the period ended October 31, 1998, for an increase of $2,974,000. Approximately $1,932,000 of this increase was attributable to the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff. The overall increase is described in more detail below:

PRIZES AND OTHER DIRECT COSTS. Expenses associated with providing prizes for contests and other direct costs increased to $920,000 from approximately $74,000 in the period ended October 31, 1998. Approximately $560,000 of the increased costs in 1999 were the result of publishing costs associated with the magazine publications. The remaining increase is the result of the costs associated with the direct operating costs of the contests, and ISN prizing commitments for the 1999-2000 National Football League season contests. Prize commitments increased approximately $200,000 over the prior period, primarily for the SportsBuff national contest.

GENERAL AND ADMINISTRATIVE. Salaries and benefits increased $786,000 to $920,000 from $135,000 in the six month period in 1998, while consulting fees increased by $470,000 to $516,000 from $46,000 in the prior year period. These increases were the result of additional personnel and staff, mainly from the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff, and consultants hired for game development, web design and for other services. Salaries and benefits for the six months ended September 30, 1999 also includes $110,000 in severance costs associated with the closing of ISN's

Vancouver offices. Advertising expenses decreased $75,000 to $228,000 from $303,000 in the prior year period. This decrease is mainly due to a significant initial promotion run by the Company in September-October 1998. Other general and administrative costs increased by $889,000, the majority of which resulted from travel and other expenses which increased $215,000 to $256,000 as a result of an increase in sales staff, increased sales efforts and financing activities. Occupancy, telephone and legal and accounting costs at September 30, 1999 were $305,000. The majority of legal and accounting fees relate to costs associated with preparing regulatory filings.. Interest expense and bank charges equaled $7,000. Other general and administrative costs were $207,000 for the six months ending October 31, 1998. Depreciation was $65,000 in the six months ended September 30, 1999 as compared to $7,000 for the prior year. This increase is due to equipment acquisition throughout the period.

AMORTIZATION OF PURCHASED INTANGIBLES, GOODWILL AND OTHER. Amortization of purchased intangibles was $3,440,000 and amortization of goodwill was $1,285,000 for the six months ended September 30, 1999 compared to no amortization of such amounts in the prior year period. The amortization was related to the purchases of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportBuff. The Company is amortizing the cost of these acquisitions over 24 months.

The Company amortized $1,850,000 of costs related to stock based compensation resulting from stock options granted to officers, employees and directors. The compensation expense was calculated as the difference between the option exercise price and the share price as reported by the OTC/BB of the Company's common stock at the date of issuance. The options may be exercised at prices between $0.40 to $6.00 and vest over periods ranging from 17 to 36 months. The Company is amortizing the expense relating to the options over their vesting periods. Also, the Company expensed $96,000 of acquisition costs related to the purchase of SportsBuff and Ultimate Sports Publishing, as well as due diligence costs associated with potential transactions that were not completed.

The Company is recognizing a $1,145,000 expense for 600,000 stock options granted to consultants in lieu of compensation for services provided to the Company. This amount was calculated using the Black-Scholes options pricing model. The options may be exercised between $4.00 and $4.08 per share.

NET LOSS FROM OPERATIONS. The Company experienced a loss of $8,641,000 after the benefit of deferred taxes of $1,285,000 for the period ended September 30, 1999 as compared to a loss of $703,000 for the period ended October 31, 1998. Loss per share in the period ended September 30, 1999 was $ (.45) compared to $ (.11) in the prior year period.

THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED).

REVENUE. The Company generated revenue of $1,189,000 for the three month period ending September 30, 1999 as compared to revenues of approximately $61,000 for the three month period ending October 31, 1998. The increase in revenues was primarily attributable to the inclusion of the operating results of Sportsmark, Ultimate Sports Publishing, Sportsbuff and Pickem in 1999.

OPERATING EXPENSES. Total operating expenses were $2,405,000 as compared to approximately $608,000 in the period ended October 31, 1998, for an increase of $1,797,000. Approximately $1,304,000 of this increase was attributable to the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff. The overall increase is described in more detail below:

PRIZES AND OTHER DIRECT COSTS. Expenses associated with providing prizes for contests and other direct costs increased to $763,000 from $47,000 in the period ended October 31, 1998. Approximately $360,000 of the increased costs in 1999 were the result of publishing costs associated with the magazine publications. The remaining increase is the result of the costs associated with the direct operating costs of the contests, and ISN prizing commitments for the 1999-2000 National Football League season contests. Prize commitments increased approximately $200,000 over the prior period, primarily for the SportsBuff national contest.

GENERAL AND ADMINISTRATIVE. Salaries and benefits increased $450,000 to $535,000 from $85,000 in the three month period in 1998, while consulting fees increased by $261,000 to $296,000 from $35,000 in the prior year period. These increases were the result of additional personnel and staff, mainly from the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff, and consultants hired for game development, web design and for other services. Salaries and benefits for the three months ended September 30, 1999 also includes $110,000 in severance costs associated with the closing of ISN's Vancouver offices. Advertising expenses decreased $142,000 to $140,000 from $282,000 in the prior year period. This decrease is mainly due to a significant initial promotion run by the Company in September-October 1998 as well as a move from direct to consumer advertising to a business to business approach. Other general and administrative costs increased by $445,000, the majority of which resulted from travel and other expenses which increased $38,000 to $76,000 as a result of an increase in sales staff, increased sales efforts and financing activities. Occupancy, telephone and legal and accounting costs for the three months ending September 30, 1999 were $234,000. The majority of legal and accounting fees relate to costs associated with preparing regulatory filings. Interest expense and bank charges equaled $3,000. Other general and administrative costs were $156,000 for the three months ending October 31, 1998. Depreciation was $60,000 in the three months ended September 30, 1999 as compared to $3,000 for the prior year. This increase is due to equipment acquisition throughout the year.

AMORTIZATION OF PURCHASED INTANGIBLES, GOODWILL AND OTHER. Amortization of purchased intangibles was $2,145,000 and amortization of goodwill was $776,000 for the three months ended September 30, 1999 compared to no amortization of such amounts in the prior year period. The amortization was related to the purchases of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportBuff. The Company is amortizing the cost of these acquisitions over 24 months.

The Company amortized $1,637,000 of costs related to stock based compensation resulting from stock options granted to officers, employees and directors. The compensation expense was calculated as the difference between the option exercise price and the share price as reported by the OTC/BB of the Company's common stock at the date of issuance. The options may be exercised at prices between $0.40 to $6.00 and vest over periods ranging from 17 to 36 months. The Company is amortizing the expense relating to the options over their vesting periods. Also, the Company expensed $45,000 of acquisition costs related to the purchase of SportsBuff, as well as due diligence costs associated with potential transactions that were not completed.

The Company is recognizing a $1,145,000 expense for 600,000 stock options granted to consultants in lieu of compensation for services provided to the Company. This amount was calculated using the Black-Scholes options pricing model. The options may be exercised between $4.00 and $4.08 per share.

NET LOSS FROM OPERATIONS. The Company experienced a loss of $6,413,000 after the benefit of deferred taxes of $776,000 for the period ended September 30, 1999 as compared to a loss of $547,000 for the period ended October 31, 1998. Loss per share in the period ended September 30, 1999 was $ (.33) compared to $ (.08) in the prior year period.

TOTAL ASSETS. The total assets of ISN as of September 30, 1999 totaled $21,217,000 compared to $16,715,000 at March 31, 1999. The increase in total assets was attributable to the net increase in purchased intangibles and goodwill of $9,058,000 resulting from the acquisition of SportsBuff and Ultimate Sports Publishing. Further increase in assets of $2,600,000 is from the funds raised from the sale of common stock not spent to date. These increases are offset by operating losses and amortization costs during the period.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         RECENT SALES OF UNREGISTERED SECURITIES.

         In September, 1999, stock options representing 100,000 shares were exercised at their exercise price of $0.40 for total cash consideration of $40,000

         In September, 1999, stock options representing 475,000 shares were exercised at their exercise price of $0.40 for subscription receivable of $190,000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  10.      Material Contracts:

                           10.1     Site Development Service Agreement and Escrow
                                    Agreement between the Company and Labatt Brewing
                                    Company Limited, dated August 1, 1999

                           10.2     Online Contests Services Agreement between
                                    the Company and Playboy Enterprises International,
                                    Inc., dated July 15, 1999

                  27       Financial Data Schedule


         (b)      REPORTS ON FORM 8-K:

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNET SPORTS NETWORK, INC.
                                    (Registrant)



Date:    November 12, 1999           /s/ Ken Crema
                                    -----------------------------------------
                                    KEN CREMA
                                    Chief Executive Officer and Director