Form 10-Q
period 1999-12-31
INTERNET SPORTS NETWORK INC
filed 2000-02-14
CIK 1054544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999

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

                           Yes    X          No
                               -------          -------

         The issuer had 24,518,000 shares of common stock outstanding as of DECEMBER 31, 1999.

                       INTERNET SPORTS NETWORK, INC.

                                   INDEX


PART I.         FINANCIAL INFORMATION

                                                                                    Page No.
                                                                                    --------

       Item 1.  Financial Statements

                Comparative Unaudited Consolidated Balance Sheets                      3
                as at December 31, 1999 and March 31, 1999

                Comparative Unaudited Consolidated Statements of                       4
                Operations for the Three and Nine Months Ended December
                31, 1999 and the Three and Nine Months Ended January 31, 1999.

                Comparative Unaudited Consolidated Statements of                       6
                Cash Flows for the Nine Months Ended December 31,
                1999 and the Nine Months Ended January 31, 1999.

                Notes to the Unaudited Consolidated Financial Statements               8

       Item 2.  Management's Discussion and Analysis of                                17
                Financial Condition and Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk             22


PART II.                 OTHER INFORMATION


       Item 1.  Legal Proceedings                                                      22

       Item 2.  Changes in Securities and Use of Proceeds                              22

       Item 3.  Defaults Upon Senior Securities                                        22

       Item 4.  Submission of Matters to a Vote of Security Holders                    22

       Item 5.  Other Information                                                      22

       Item 6.  Exhibits and Reports on Form 8-K
                (a) Exhibits                                                           22
                (b) Reports on Form 8-K                                                22

         PART I - FINANCIAL INFORMATION

ITEM 1


INTERNET SPORTS NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                             (unaudited)       (unaudited)
                                                                             December 31,        March 31,
                                                                                1999               1999
ASSETS
      Current
        Cash and cash equivalents                                          $    518,000        $  2,928,000
        Receivables, net                                                        404,000             182,000
        Prepaid royalties (note 4)                                            2,000,000                 -0-
        Prepaid expenses                                                        155,000              29,000
                                                                           ------------        ------------
                                                                              3,077,000           3,139,000

      Equipment, net (note 3)                                                   400,000              84,000
      Prepaid royalties (note 4)                                              3,000,000                 -0-
      Deferred charges (note 4)                                              14,213,000                 -0-
      Other deferred charges                                                     47,000                 -0-
      Purchased intangibles, net (note 2)                                    11,060,000           9,637,000
      Goodwill, net (note 2)                                                  3,929,000           3,855,000
                                                                           ------------        ------------
                                                                           $ 35,726,000        $ 16,715,000
                                                                           ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
      Current
        Accounts payable                                                   $    321,000        $    171,000
        Accrued liabilities                                                     393,000             137,000
        Accrued consulting fees                                                 200,000                 -0-
        Deferred revenue                                                        255,000                 -0-
        Accrued prize commitments                                               350,000              31,000
        Loan payable and accrued interest (note 5)                            1,048,000                 -0-
                                                                           ------------        ------------
                                                                              2,567,000             339,000

      Convertible promissory note (note 6)                                    5,000,000                 -0-
      Deferred income taxes (note 8)                                          3,929,000           3,855,000
                                                                           ------------        ------------

                                                                             11,496,000           4,194,000
                                                                           ------------        ------------
      Commitments (notes 4 and 10)
      Shareholders' equity (note 7)
        Common stock and additional paid-in capital, $0.001 par value
          50,000,000 shares authorized
          24,518,000 outstanding (March 31, 1999 - 17,841,000)               52,601,000          17,127,000
          Share subscription receivable for 534,000 shares subscribed          (294,000)                -0-
          Deferred compensation                                              (8,695,000)           (449,000)
          Accumulated deficit                                               (19,382,000)         (4,157,000)
                                                                           ------------        ------------
                                                                             24,230,000          12,521,000
                                                                           ------------
                                                                           $ 35,726,000        $ 16,715,000
                                                                           ============        ============

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                          (unaudited)       (unaudited)       (unaudited)     (unaudited)
                                                          Nine Months       Nine Months      Three Months    Three Months
                                                            Ending            Ending            Ending          Ending
                                                          December 31,      January 31,      December 31,     January 31,
                                                             1999              1999              1999              1999

REVENUE                                                  $  3,616,000     $    84,000       $ 1,755,000      $    15,000
                                                       -----------------------------------------------------------------

EXPENSES
       Prize commitments and other direct costs             2,036,000         132,000         1,116,000           58,000
       Salaries and benefits                                1,790,000         241,000           869,000          106,000
       Consulting fees                                      1,020,000         370,000           504,000          324,000
       Advertising                                            299,000         323,000            71,000           20,000
       General and administrative                           1,705,000         232,000           609,000           25,000
       Depreciation                                           141,000          10,000            76,000            3,000
       Amortization of purchased intangibles                5,590,000             -0-         2,150,000              -0-
       Amortization of goodwill                             2,065,000             -0-           780,000              -0-
       Options granted for services provided                1,531,000             -0-           386,000              -0-
       Amortization of stock compensation                   3,853,000             -0-         2,003,000              -0-
       Amortization of deferred charges                       633,000             -0-           408,000              -0-
       Financing fees                                         147,000             -0-           147,000              -0-
       Recapitalization and due diligence costs                96,000         496,000               -0-          496,000
                                                       -----------------------------------------------------------------

       Total expenses                                      20,906,000       1,804,000         9,119,000        1,032,000
                                                       -----------------------------------------------------------------

Net loss before income taxes                              (17,290,000)     (1,720,000)       (7,364,000)      (1,017,000)

Deferred income tax recovery                               (2,065,000)            -0-          (780,000)             -0-
                                                       -----------------------------------------------------------------

Net loss and comprehensive loss                           (15,225,000)     (1,720,000)       (6,584,000)      (1,017,000)
                                                       =================================================================

NET LOSS PER SHARE                                       $      (0.78)    $     (0.25)     $      (0.32)     $     (0.12)
                                                       =================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                        19,637,000       7,008,000        20,817,000        8,444,000
                                                       =================================================================

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

                                                                      Common
                                                                     Stock and
                                                                     Additional
                                                      Number          Paid in         Deferred      Accumulated
                                                    Of Shares         Capital       Compensation      Deficit         Total
                                                    ---------         -------       ------------      -------         -----

Balance at March 31, 1999                          17,841,000       17,127,000        (449,000)     (4,157,000)     12,521,000

Shares issued on acquisition of Ultimate
Sports Publishing                                     125,000          750,000              -0-            -0-         750,000

Shares issued in acquisition of Innovation
Partners Inc.                                         616,000        4,066,000              -0-            -0-       4,066,000

Shares issued for cash                              1,053,000        1,708,000              -0-            -0-       1,708,000

Shares issued for promotion rights                  4,299,000       13,234,000              -0-            -0-      13,234,000

Shares issued in exchange for service                  50,000           88,000              -0-            -0-          88,000

Shares issued for subscription receivable             534,000          294,000              -0-            -0-         294,000

Options related to deferred compensation                  -0-       12,099,000     (12,099,000)            -0-             -0-

Options granted for services provided                     -0-        1,531,000              -0-            -0-       1,531,000

Warrants issued for promotion and financing               -0-        1,806,000              -0-            -0-       1,806,000

Amortization of deferred compensation
Related to stock options                                  -0-              -0-       3,853,000             -0-       3,853,000

Share issuance costs                                      -0-         (102,000)             -0-            -0-        (102,000)

Net loss                                                  -0-              -0-              -0-    (15,225,000)    (15,225,000)
                                               --------------------------------------------------------------------------------

Balance at December 31, 1999                       24,518,000       52,601,000      (8,695,000)   (19,382,000)      24,524,000
                                               --------------------------------------------------------------------------------

Less share subscription receivable                                                                                    (294,000)
                                                                                                               ----------------

Total Shareholders' Equity at December 31, 1999                                                                     24,230,000
                                                                                                               ----------------

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   (unaudited)           (unaudited)
                                                                             Nine Months Ended     Nine Months Ended
                                                                             December 31, 1999      January 31, 1999
                                                                             -----------------      ----------------
OPERATING ACTIVITIES
Net loss                                                                       $   (15,225,000)       $   (1,720,000)
Adjustment to reconcile net loss to
    net cash used in operating activities:
Depreciation                                                                           141,000                10,000
Amortization of purchased intangibles                                                5,590,000                   -0-
Amortization of goodwill                                                             2,065,000                   -0-
Options granted for service                                                          1,531,000                   -0-
Amortization of stock compensation                                                   3,853,000                   -0-
Amortization of deferred charges                                                       780,000                   -0-
Shares issued for services                                                              88,000               340,000
Deferred income tax recovery                                                        (2,065,000)                  -0-
Changes in other operating assets and liabilities:
  (Increase) decrease in receivables                                                  (198,000)               26,000
  (Increase) decrease in prepaid expenses                                             (126,000)               25,000
  Increase in prepaid royalties                                                     (5,000,000)                  -0-
  Increase (decrease) in accounts payable                                             (200,000)               11,000
  Increase in accrued liabilities                                                      800,000                88,000
  Increase in deferred revenue                                                         255,000                   -0-
                                                                              --------------------------------------
Net cash used in operating activities                                               (7,711,000)           (1,220,000)
                                                                              --------------------------------------

INVESTING ACTIVITIES
Purchase of Ultimate Sports Publishing                                                (860,000)                  -0-
Purchase of Sportsbuff                                                              (1,000,000)                  -0-
Cash acquired with Sportsbuff                                                           36,000                   -0-
Purchase of intangibles                                                                (60,000)                  -0-
Purchase of equipment                                                                 (421,000)              (11,000)
                                                                              --------------------------------------
Net cash used in investing activities                                               (2,305,000)              (11,000)
                                                                              --------------------------------------

FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of share issuance costs
          $ 102,000 (1998 - $ 4,000)                                                 1,606,000             1,364,000
Proceeds from convertible promissory note                                            5,000,000                   -0-
Proceeds from loan payable                                                           1,250,000                   -0-
Payment of loan payable                                                               (250,000)                  -0-
                                                                              --------------------------------------
Net cash provided by financing activities                                            7,606,000             1,364,000
                                                                              --------------------------------------

Net increase (decrease) in cash and cash equivalents                                (2,410,000)              133,000
Cash and cash equivalents:
  Beginning of period                                                                2,928,000                 9,000
                                                                              --------------------------------------
  End of period                                                                $       518,000        $      142,000
                                                                              ======================================

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

                                                                         (unaudited)            (unaudited)
                                                                   Nine Months Ended      Nine Months Ended
                                                                   December 31, 1999       January 31, 1999
                                                                   -----------------       ----------------

INVESTING ACTIVITIES
Net assets of Ultimate Sports Publishing acquired for shares          $     (750,000)                   -0-
Net assets of Sportsbuff acquired for shares                              (4,066,000)                   -0-
Goodwill on Sportsbuff                                                    (2,138,000)                   -0-
Deferred Tax on Sportsbuff                                                 2,138,000                    -0-

FINANCING ACTIVITIES
Shares issued on acquisition of Ultimate Sports Publishing                   750,000                    -0-
Shares issued on acquisition of Sportsbuff                                 4,066,000                    -0-
Shares issued for subscription receivable                                    294,000                    -0-
Deferred compensation                                                     12,099,000                    -0-
Shares issued for promotion rights                                        13,234,000                    -0-

Cash interest paid                                                    $           10                    -0-
                                                                   ========================================
Cash taxes paid                                                       $          -0-                    -0-
                                                                   ========================================

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

          The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          The comparative figures shown in the consolidated statement of operations and comprehensive loss and consolidated statement of cash flows are for the periods ending January 31, 1999. The comparative fiscal period started on May 1, 1998, while the current fiscal year started on April 1, 1999, as a result of the Company changing its year end from April 30 to March 31 as part of the recapitalization in January of 1999. These comparative figures are comparable to those that would be presented for the periods ending December 31, 1998 as there is no significant seasonal impact, except for the acquisition costs of $496,000 which relate to transactions in January, 1999. The comparative results have not been recast to December 31, 1998 as it is not practical, and would not provide significant additional information.

          The Company has incurred a loss of $15,225,000 for the nine months ended December 31, 1999, expects to continue to incur losses into the future and has a working capital deficiency as at December 31, 1999 of $1,490,000 after deducting the prepaid royalty amount. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon, among other things, the ability of the Company to raise additional financing. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

          PURCHASED INTANGIBLES AND GOODWILL

          Purchased intangibles consist primarily of software, licenses, customer lists, trademarks and contest agreements. Purchased intangibles of approximately $11,060,000 are stated net of total accumulated amortization of $6,181 ,000 at December 31, 1999 in the accompanying consolidated balance sheet. Purchased intangibles are being amortized on a straight-line basis principally over two years.

          Goodwill of approximately $3,929,000 is stated net of total accumulated amortization of $2,301,000 at December 31, 1999 in the accompanying consolidated balance sheet. Goodwill is being amortized on a straight-line basis principally over two years.

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (CONT'D....)

          EQUIPMENT

          Equipment is recorded at cost. Amortization is provided over the estimated useful life of the asset using the declining balance basis at the following rates:

              Computer software                        100%
              Office equipment and furniture            20%
              Computer equipment                        30%


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

          The transactions are summarized as follows:

          =============================================================================================
                                                                            As at                As at
                                                                   June 22, 1999,       June 30, 1999,
                                                                  Ultimate Sports           Sportsbuff
          ---------------------------------------------------------------------------------------------
          Net assets acquired at fair values:
          Working capital                                          $        -0-         $  (314,000)
          Equipment                                                         -0-              36,000
          Purchased intangibles                                       1,610,000           5,344,000
          Goodwill                                                          -0-           2,138,000
          Deferred income taxes                                             -0-          (2,138,000)
                                                                   ------------         -----------
                                                                   $  1,610,000         $ 5,066,000
                                                                   ------------         ------------
          Funded by:
          Cash                                                     $    860,000         $ 1,000,000
          Shares of common stock                                        750,000           4,066,000
                                                                    -----------          -----------
                                                                   $  1,610,000         $ 5,066,000
          =============================================================================================

          Purchased intangibles related to the acquisition of Sportsbuff consists of developed contest software, licenses, participant lists, customer lists, trademarks and domain names.

          Purchased intangibles related to the acquisition of Ultimate Sports consist of trademarks, customer contracts, client lists, and domain names.

NOTE 3.   EQUIPMENT

          Equipment consists of the following:

          ==================================================================
                                                        DECEMBER  31,
                                                             1999
          ------------------------------------------------------------------
          Computer equipment and software               $      428,000
          Office equipment and furniture                       144,000
                                                        --------------
                                                               572,000
          Less accumulated depreciation                       (172,000)
                                                        --------------
          Equipment, net                                $      400,000
          ==================================================================

NOTE 4.   DEFERRED CHARGES AND PREPAID ROYALTIES

          BEER.COM
          On August 1, 1999, the Company entered into a five year agreement for the promotion rights to be the exclusive contest provider for Beer.com. In exchange for this exclusive agreement, the Company is granting Beer.com 1,000,000 common shares over the five year term. All 1,000,000 shares have been placed in escrow. 200,000 shares are owing at the start of each year of the contract, and distributed to Beer.com on each anniversary date of the contract. The minimum share obligation under this agreement (200,000 shares) have been recorded at the market value of the shares as at August 1, 1999 ($6.75 per share) as a deferred charge, and is being amortized over a one year period.

          SPORTSLINE.COM
          On December 21, 1999, the Company entered into a four year agreement for the promotion rights for services for SportsLine.com, Inc. ("SportsLine"). In exchange for this agreement, the Company has granted SportsLine 4,099,000 common shares, and a Warrant to acquire up to 1,033,000 common shares at an exercise price of $2.90 per share. The shares have been recorded at the market value of the shares at December 21, 1999 ($2.90 per share), and the Warrant has been recorded at its fair value estimated at the date of grant using a Black-Scholes option pricing model ($1.56 per share underlying the Warrant) as a deferred charge, and is being amortized over the four year period.

          Shares issued to Beer.com          $   1,350,000
          Shares issued to SportsLine           11,884,000
          Warrants issued to SportsLine          1,612,000
                                               -----------

          Total Deferred Charges                14,846,000
          Less Accumulated Amortization           (633,000)
                                               -----------
                                             $  14,213,000
                                               ===========

          The SportsLine Agreement calls for minimum royalty payments as follows:

              Year 1                         $   2,000,000
              Year 2                             3,000,000
              Year 3                             5,000,000
              Year 4                             7,000,000
                                             -------------
                                             $  17,000,000
                                             =============

          The Company has prepaid the minimum royalty for each of the first two years of the agreement, totaling $5,000,000. Amortization of the current year's prepaid royalty is equal to the greater of (a) the amount calculated by using a straight line amortization over the twelve month period of the prepaid royalty, or (b) the amount that would be otherwise payable based on the actual royalty calculation. To the extent that the cumulative royalty payable for the respective twelve month period exceeds the prepaid royalty amount for that period the net excess is expensed in the period and is due to SportsLine through an incremental cash payment

          In the event that the Company raises over $10,000,000 through a public sale of its common stock, the Company is required to pay SportsLine an amount equal to the lesser of (a) the next 12 month minimum royalty amount, or (b) 20% of the proceeds from the public sale of common stock. Any such payment will be treated as a prepayment towards the minimum royalty amounts payable.

NOTE 5.   LOAN PAYABLE

          The loan payable is for a principal amount of $1,000,000 with interest calculated at 10% per annum. The loan is unsecured, and the principal and accrued interest are due on March 31, 2000.

NOTE 6    CONVERTIBLE PROMISSORY NOTE

          On December 21, 1999 the Company issued a Convertible Promissory Note ("Note") for $5,000,000, convertible at the holders option into common stock of the Company at a conversion price of $2.90 per share. The Note bears interest at the rate of 5% per annum, payable at maturity. The note has a term of four years. The Note can be converted into shares at the Company's option following a public offering providing gross proceeds to the Company of not less than $20,000,000, having an initial per share price to the public of not less than $5.00 per share.

NOTE 7.   SHAREHOLDERS' EQUITY

          COMMON STOCK                                                                   COMMON
                                                                        NUMBER         STOCK AND
                                                                       OF SHARES    PAID-IN CAPITAL
                                                                       (`000's)         ($000's)
          ---------------------------------------------------------------------------------------------

          BALANCE MARCH 31, 1999                                         17,841           17,127
          Shares issued for cash                                          1,053            1,708
          Shares issued for subscription receivable                         534              294
          Shares issued on acquisition of Sportsbuff                        616            4,066
          Shares issued on acquisition of Ultimate Sports                   125              750
          Shares issued in exchange for promotion rights                  4,299           13,234
          Shares issued for services                                         50               88
          Deferred compensation related to stock options                      -           12,099
          Options granted for services                                        -            1,145
          Warrants granted for promotion rights                               -            1,806
          Warrants granted for service                                        -              386
          Share issuance costs                                                -             (102)
          ---------------------------------------------------------------------------------------------
          BALANCE DECEMBER 31, 1999                                      24,518           52,601
          =============================================================================================

NOTE 7.   SHAREHOLDERS' EQUITY (CONT'D...)

          STOCK OPTIONS

          Generally, options are granted by the Company's Board of Directors at an exercise price of not less than the fair market value of the Company's common stock at the date of grant. Options are generally granted with a term of five years from the date of issuance. Option vesting is varied ranging from the date of issuance to 3 years.

          STOCK OPTION ACTIVITY

          The following table summarizes the Company's stock option activity:

          =======================================================================================
                                                      NUMBER OF              WEIGHTED AVERAGE
                                                   SHARES (`000'S)             EXERCISE PRICE
          ---------------------------------------------------------------------------------------
          Balance at March 31, 1999                       3,365                   $    1.52

          Options granted and assumed                     4,035                   $    2.36
          Options cancelled                                (735)                  $    4.15
          Options exercised                                (575)                  $    0.40
                                                         ------

          December 31, 1999                               6,090                   $    1.87
          =======================================================================================

          The following table summarizes information about options outstanding and options exercisable at December 31, 1999:

          ==============================================================================================
                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
          ---------------------------------------------------------  -----------------------------------
                                             WEIGHTED AVERAGE
                              OPTIONS      REMAINING CONTRACTUAL         OPTIONS      WEIGHTED AVERAGE
          EXERCISE PRICE    OUTSTANDING            LIFE                EXERCISABLE     EXERCISE PRICE
          --------------    -----------            ----                -----------     --------------
          $        0.40        1,850             4.6 years                  783          $     0.40
                   1.75        2,785             3.8 years                2,455                1.75
                   3.00          580             4.8 years                  117                3.00
                   3.25           20             2.7 years                   20                3.25
                   4.00          335             4.6 years                  -0-                4.00
                   4.08          100             4.5 years                   13                4.08
                   4.54          150             4.4 years                  -0-                4.54
                   4.76           15             4.5 years                    5                4.76
                   5.00           25             1.4 years                   25                5.00
                   6.00          204             4.6 years                   66                6.00
                   6.25            1             0.9 years                    1                6.25
                   7.00           25             1.4 years                   25                7.00
          ----------------------------------------------------------------------------------------------
          $ 0.40 - 7.00        6,090             4.2 years                3,510          $     1.65
          ==============================================================================================

NOTE 7.   SHAREHOLDERS' EQUITY (CONT'D...)

          WARRANT ACTIVITY

          The following table summarizes the Company's warrant activity:

          ========================================================================================
                                                       NUMBER OF              WEIGHTED AVERAGE
                                                  WARRANTS (`000'S)             EXERCISE PRICE
          ----------------------------------------------------------------------------------------
          Balance at March 31, 1999                            -                           -

          Warrants granted                                 1,343                   $    3.17
          Warrants cancelled                                   -                           -
          Warrants exercised                                   -                           -
                                                           -----                    ----------

          December 31, 1999                                1,343                   $    3.17
          =======================================================================================

          The following table summarizes information about warrants outstanding and warrants exercisable at December 31, 1999:

          ===============================================================================================
                              WARRANTS OUTSTANDING                         WARRANTS EXERCISABLE
                              --------------------                         --------------------
                                             WEIGHTED AVERAGE
                             WARRANTS      REMAINING CONTRACTUAL        WARRANTS       WEIGHTED AVERAGE
          EXERCISE PRICE    OUTSTANDING            LIFE               EXERCISABLE       EXERCISE PRICE
          --------------    -----------            ----               -----------       --------------
          $        2.18           80             1.8 years                   80          $     2.18
                   2.90        1,063             2.0 years                1,063                2.90
                   5.00          200             1.9 years                  200                5.00
          -----------------------------------------------------------------------------------------------
          $  2.18 - 5.00       1,343             2.0 years                1,343          $     3.17
          ===============================================================================================

          DEFERRED COMPENSATION

          The Company recorded aggregate deferred compensation of $8,695,000 during the nine months ended December 31, 1999. The amount recorded represents the difference between the grant price and the fair value of the Company's common stock for shares subject to options granted during the period. Options granted below fair market value and the associated weighted average exercise price per share were 2,300 and $1.15 during the period. The amortization of deferred compensation is charged to operations over the vesting period of the options, which ranges from 15 months to 3 years. Total amortization recognized in the nine months ending December 31, 1999 was $3,853,000

NOTE 7.   SHAREHOLDERS' EQUITY (CONT'D...)

          PRO FORMA DISCLOSURE

          The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant, the pro forma amounts of the Company's net loss and net loss per share for the nine months ended December 31, 1999 would have been as follows:

          Net loss as reported                                  $(15,225)
          Net loss - pro forma                                  $(15,936)
          Basic and diluted loss per share as reported          $  (0.78)
          Basic and diluted loss per share - pro forma          $  (0.81)

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

          The weighted average fair value of options granted during the nine month period was $5.08.


NOTE 8.   INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          A reconciliation of the combined federal and state income tax expense to the Company's income tax expense is as follows:

          =============================================================================================
                                                                                     DECEMBER 31,
                                                                                          1999
          ---------------------------------------------------------------------------------------------
          Tax recovery at combined federal and state rates                          $  (5,515,000)
          Higher effective rate attributable to income taxes of other countries     $  (1,782,000)
          Tax effect of expenses that are not deductible for income tax purposes        5,832,000
          Valuation allowance                                                           1,465,000
                                                                                    -------------

                                                                                    $           -
          =============================================================================================

NOTE 8.   INCOME TAXES (CONT'D...)

          At December 31, 1999, the Company had net operating loss carryforwards of approximately $5,967,000. Substantially all of these carryforwards relate to the Canadian subsidiaries and will begin to expire at various times starting in 2004.

          Significant components of the Company's deferred income tax assets are approximately as follows:

          =============================================================================================
                                                                               DECEMBER 31,
                                                                                    1999
          ---------------------------------------------------------------------------------------------
          Net operating loss carryforwards                                    $   5,967,000
                                                                               ============

          Total deferred income tax assets                                    $   2,588,000

          Valuation allowance for deferred income tax assets                     (2,588,000)
                                                                                ------------

          Net deferred income tax assets                                      $           -
          =============================================================================================

          A continuity of the valuation allowance is as follows:
          =============================================================================================

                                                                               DECEMBER 31,
                                                                                    1999
          ---------------------------------------------------------------------------------------------

          Balance at March 31, 1999                                           $   1,123,000

          Valuation allowance on deferred income tax asset                        1,465,000
                                                                              -------------

          Closing balance                                                     $   2,588,000
          =============================================================================================

          Deferred income tax credits at December 31, 1999 reflect the differences between the financial reporting and tax values of the purchased intangibles. The deferred tax recovery in the consolidated statement of operations and comprehensive loss relates to the amortization of the deferred income tax liability which resulted from the Company's acquisitions of Sportsmark, Pickem and Sportsbuff.

NOTE 9.   RELATED PARTY TRANSACTIONS

          During the nine months ended December 31, 1999, the Company paid or accrued approximately $46,000 of consulting fees for financial services provided a former director of the Company. Total compensation paid to directors for their duties as employees of the Company during the nine months ended December 31, 1999 was $95,000. Also, $16,000 of wages and $60,000 termination payment was paid to the Company's former Chief Executive Officer and former director.

NOTE 10.  COMMITMENTS

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
                                                     ===============


NOTE 11.  SEGMENT AND GEOGRAPHIC INFORMATION

          The Company operates in two operating segments across domestic and international markets, contest management and publishing. International sales, including export sales from the United States to Canada, represented approximately 14% of net sales for the nine months ended December 31, 1999. No other foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. There were no transfers between geographic areas during the period ended December 31, 1999. Capital assets and purchased intangibles in the United States equal approximately $50,000. The remaining capital assets and purchased intangibles are in Canada.

          The Company entered into the publishing segment through its acquisition of Ultimate Sports Publishing in June, 1999 (Note 2). There have been no material changes in assets relating to the publishing segment since that time.

                                                            Contest
                                                         Management        Publishing         Total
                                                         ----------        ----------         -----
          Revenue                                       $ 2,565,000        $1,051,000      $ 3,616,000
          Amortization of purchased intangibles           5,172,000           419,000        5,591,000
          Amortization of Goodwill                        2,065,000                 0        2,065,000
          Expenses                                        3,346,000           774,000        4,120,000
                                                        -----------        -----------    -------------
                                                        $(8,018,000)       $ (142,000)      (8,160,000)
                                                        -----------        -----------
          Corporate Expenses                                                                 9,130,000
                                                                                          -------------
          Net loss before tax                                                             $(17,290,000)
                                                                                          =============

          Contest management revenues are earned primarily from fees from consumers who pay to enter sports contests (58% of contest management sector revenues) and fees from companies that license the contest applications (42% of contest management sector revenues). Publishing revenues are earned primarily from newstand sales (89% of publishing revenues) and advertising within the publications (11% of publishing revenues).

                         PART I - FINANCIAL INFORMATION

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company's products and services.

The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

RECENT DEVELOPMENTS

In December 1999, the Company entered into a four-year agreement with SportsLine.com, Inc. ("SportsLine") to develop contests and games for the Fantasy Sports Channel of SportsLine's CBS SportsLine Web site. SportsLine.com, Inc. (NASDAQ: SPLN) is at the leading edge of media companies providing Internet sports content, community and e-commerce on a global basis. SportsLine's content includes more than one million pages of multimedia sports information, entertainment and merchandise. Founded in 1994 as SportsLine USA, Inc., the Company changed its name to SportsLine.com, Inc. in November 1999. Its flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine in March of 1997 as part of an exclusive promotional and content agreement with CBS Sports. SportsLine.com, Inc. produces the official league Web sites for Major League Baseball, the PGA TOUR and NFL Europe League, and serves as the primary sports content provider for America Online, Netscape and Excite.

SportsLine invested $5 million in the Company in consideration for a convertible promissory note (the "Note") delivered by the Company and which is convertible into 1,722,240 shares of the Company's Common Stock, and received an additional 4,098,742 shares of the Company's Common Stock pursuant to a four-year Promotion Agreement. In addition, the Company will make guaranteed minimum payments of $17 million to SportsLine over the four year period of the Promotion Agreement, of which $5 million was paid upon effectiveness of the Promotion Agreement, and ISN will share revenue from advertising and promotions with regard to the CBS SportsLine Fantasy Channel. The Company also issued to SportsLine a warrant (the "Warrant") initially exercisable for up to 1,033,296 shares of Common Stock at a price of $2.90 per share. The Note and the Warrant are subject to anti-dilution protections.

Pursuant to the purchase agreement under which the note and warrant were issued (the "Purchase Agreement"), the Company has agreed to fix the size of its Board of Directors at seven members and to take all steps necessary to elect or cause the election of two directors designated by the Reporting Person, who initially are Mark Mariani and Andrew Sturner. The Purchase Agreement also contains certain negative covenants which, among other things, restrict the Company's power to issue or sell securities of the Company, enter into any transaction which would require disclosure pursuant to Rule 404 of Regulation S-K under the Securities Act of 1933, merge the Company with another entity, sell assets, acquire other businesses, liquidate or dissolve the Company, create or fill a vacancy on the Board of Directors of the Company, enter into a joint venture with another entity, or amend the Company's Articles of Incorporation or Bylaws in certain respects. In addition, the Purchase Agreement grants SportsLine, subject to certain conditions, preemptive rights to subscribe for and purchase the same percentage of the securities offered by the Company in an offering, as the percentage of the outstanding securities of the Company held by the SportsLine at the time of the offering. The Purchase Agreement also provides SportsLine the right to require the Company to register under federal and state securities laws its securities of the Company.

In December 1999, ISN entered into a three year agreement with Active Fitness Communications Corp. to provide contests and games for Active Fitness's destination site Actfit.com and its affiliated websites.

RESULTS OF OPERATIONS

OVERVIEW

ISN was originally incorporated on April 28, 1997 in Nevada for the purpose of providing interactive, computer sports entertainment through the Internet. The Company has a limited operating history on which to evaluate its prospects. The risks, expense, and difficulties encountered by start up companies must be considered when evaluating ISN's prospects.

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

ISN financed its expenditures primarily through the sale of its common stock and issuance of convertible debt. Since inception through December 31, 1999, the company issued approximately 12,962,000 common shares for net cash consideration of approximately $10,784,000, and $5,000,000 in convertible debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception and has an accumulated deficit of $19,382,000 to December 31, 1999. The Company anticipates that it will continue to generate financial losses for the forseeable future. In the event the Company is unsuccessful in securing outside capital, it will be required to curtail or cease operations altogether. Under United States Generally Accepted Auditing Statements substantial doubt exists regarding the ability of the Company to continue as a going concern.

It is the intention of management to raise the additional capital through the sale of additional capital stock of the Company, although there can be no assurance that ISN will be able to obtain such funds.

The Company's primary cash requirements are for operating activities and acquisition activities. Cash used in operating activities for the 9 month period ending December 31, 1999 was $7,711,000 (as compared to $1,220,000 for the 9 month period ending January 31, 1999) related primarily to infrastructure costs required to manage the continued growth of the Company and the pre-payment of royalties to SportsLine.com totaling $5,000,000. The increase in cash used in operating activities was due to the staffing of the operation to grow the business. Total headcount as at January 31, 1999 was 9 as compared to 48 as at December 31, 1999. Cash used in acquisition activities for the 9 month period ending December 31, 1999 was $1,860,000. Since inception, the Company has funded its capital requirements by financing activities, primarily through the sale of its equity securities, and convertible debt.

Capital expenditures (excluding acquisitions) during the 9 months ended December 31, 1999 were $421,000 as compared to $11,000 for the 9 months ended January 31, 1999. Capital expenditures were primarily for computer technology to manage the contest management strategy. From inception to December 31, 1999 the Company has spent $496,000 on capital equipment. ISN has no significant commitments to acquire equipment in the future. Overall, capital expenditures, including those anticipated as a result of acquisition activity, during the year ending March 31, 2000 are anticipated to approximate $1,000,000.

The Company operates in an extremely competitive industry and it will require substantial capital from external sources in order to complete the execution of its business plan. The Company anticipates that it will continue to generate financial losses for the foreseeable future. In the event the Company is unsuccessful in securing outside capital, it may be required to curtail or cease operations altogether. As a result, substantial doubt exists regarding the ability of the Company to continue as a going concern.

The Company's management believes that an additional $3,000,000 in funds and the revenues generated by its operations will be sufficient to fund its operations for the next twelve months under the current plan of operations. Additional funding will be required for further acquisition activity, depending on the cash component of the purchase price of any contemplated acquisitions. It is expected that such funds will be obtained by the sale of additional capital stock of the Company, although there can be no assurance that ISN will be able to obtain such funds.

Beyond the next twelve month period, the Company will require working capital to fund operations during the off peak months (June to August). Excluding acquisition activity, the funds required would be approximately $2 million. Any additional capital requirements would be due to acquisition activities, or modifications to the current growth plans.

During the three month period ending December 31, 1999 the Company received $1,000,000 for a promissory note which is due March 31, 2000. The note earns interest at a rate of 10% per annum, and is unsecured. The Company also repaid a $250,000 note payable during the quarter.

RESULTS OF OPERATIONS

AMORTIZATION. The purchased intangibles and goodwill before amortization related to the acquisitions of Sportsmark Group, Pickem Sports, Ultimate Sports Publishing and SportsBuff totaled $23,377,000. Amortization for the nine months ending December 31, 1999, was $7,656,000. The purchased intangibles and goodwill related to the acquisition of Ultimate Sports Publishing and SportsBuff during the nine months ending December 31, 1999 totaled $9,092,000. The Company is amortizing purchased intangibles and goodwill over 24 months. These intangibles include trademarks, software licenses and intellectual properties.

The Company expects to continue to acquire companies and assets that can benefit its business and subscriber base. Currently, ISN is reviewing potential acquisition targets that could provide complementary games and contests as well as new customers for the Company's existing games.

NINE MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED) AS COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED).

REVENUE. The Company generated revenue of $3,616,000 for the period ending December 31, 1999 as compared to revenues of approximately $84,000 for the period ending January 31, 1999. The increase in revenues was primarily attributable to the inclusion of the operating results of Sportsmark, Ultimate Sports Publishing, Sportsbuff and Pickem in the first half of calendar 1999. Growth in revenue was also attributable to sales generated by the increased sales staff.

OPERATING EXPENSES BEFORE AMORTIZATION AND OTHER NON-CASH CHARGES. Total operating expenses before amortization and other non-cash charges were $6,849,000 as compared to approximately $1,298,000 in the period ended January 31, 1999, for an increase of $5,551,000. Approximately $3,064,000 of this increase was attributable to the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff. The overall increase is described in more detail below:

PRIZES AND OTHER DIRECT COSTS. Expenses associated with providing prizes for contests and other direct costs increased to $2,036,000 from approximately $132,000 in the period ended January 31, 1999. Approximately $595,000 of the increased costs in the current year were the result of publishing costs associated with the magazine publications. A further $500,000 pertains to development costs associated with additional content from Active Fitness for the Sportsrocket.com site. The remaining increase is the result of the costs associated with the direct operating costs of the contests, and prizing commitments for the 1999-2000 National Football League, National Hockey League and National Basketball Association season contests. Prize commitments increased approximately $400,000 over the prior period, primarily for the SportsBuff national football contest.

GENERAL AND ADMINISTRATIVE. Salaries and benefits increased $1,549,000 to $1,790,000 from $241,000 in the nine month period ending January 31, 1999, while consulting fees increased by $650,000 to $1,020,000 from $370,000 in the prior year period. These increases were the result of additional personnel and staff, mainly from the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff, and consultants hired for financial services, game development, web design and for other services. Salaries and benefits for the nine months ended December 31, 1999 also includes $110,000 in severance costs associated with the closing of ISN's Vancouver offices. Advertising expenses decreased $24,000 to $299,000 from $323,000 in the prior year period. This decrease is mainly due to a significant initial promotion run by the Company in September and October 1998, and a shift in advertising strategy to utilize the free offline newspaper space from our contests. Other general and administrative costs increased by $1,473,000, which resulted from the increase in offices, staff and operations. Travel and other expenses increased $300,000 to $405,000 as a result of an increase in sales staff, increased sales efforts and financing activities. Legal and accounting fees increased by $268,000 as a result of costs associated with the preparation of the Company's Form 10 and the agreement with SportsLine.com, Inc. Interest and bank charges increased by $73,000 to $84,000 as a result of fees and interest on loan facilities. Occupancy and telephone costs at December 31, 1999 were $234,000. Other general and administrative costs were $232,000 for the nine months ending January 31, 1999.

AMORTIZATION OF PURCHASED INTANGIBLES, GOODWILL AND OTHER. Amortization of purchased intangibles was $5,590,000 and amortization of goodwill was $2,065,000 for the nine months ended December 31, 1999 compared to no amortization of such amounts in the prior year period. The amortization was related to the purchases of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportBuff. The Company is amortizing the cost of these acquisitions over 24 months.

Depreciation was $141,000 in the nine months ended December 31, 1999 as compared to $10,000 for the prior year. The increase is due to the acquisition of equipment throughout the period.

The Company amortized $3,853,000 of costs related to stock based compensation resulting from stock options granted to officers, employees and directors. The compensation expense was calculated as the difference between the option exercise price and the share price of the Company's common stock as reported by the OTC/BB at the date of issuance. The options may be exercised at prices between $0.40 to $6.00 and vest over periods ranging from 17 to 36 months. The Company is amortizing the expense relating to the options over their vesting periods. Also, the Company expensed $96,000 of acquisition costs related to the purchase of SportsBuff and Ultimate Sports Publishing, as well as due diligence costs associated with potential transactions that were not completed.

The Company recognized a $1,531,000 expense for 800,000 stock options granted to consultants in lieu of compensation for services provided to the Company. This amount was calculated using the Black-Scholes options pricing model. The options may be exercised between $4.00 and $5.00 per share.

NET LOSS FROM OPERATIONS. The Company experienced a loss of $15,225,000 after the benefit of deferred taxes of $2,065,000 for the period ended December 31, 1999 as compared to a loss of $1,720,000 for the period ended January 31, 1999. Loss per share in the period ended December 31, 1999 was $ (.78) compared to $ (.25) in the prior year period.

THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1998 (UNAUDITED).

REVENUE. The Company generated revenue of $1,755,000 for the three month period ending December 31, 1999 as compared to revenues of approximately $15,000 for the three month period ending January 31, 1999. The increase in revenues was largely attributable to the inclusion of the operating results of Sportsmark, Ultimate Sports Publishing, Sportsbuff and Pickem in the current fiscal period, and growth as a result of increased sales staff.

OPERATING EXPENSES BEFORE AMORTIZATION AND OTHER NON-CASH CHARGES. Total operating expenses before amortization and other non-cash charges were $3,169,000 as compared to approximately $533,000 in the period ended January 31, 1999, for an increase of $2,636,000. Approximately $1,132,000 of this increase was attributable to the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff. The overall increase is described in more detail below:

PRIZES AND OTHER DIRECT COSTS. Expenses associated with providing prizes for contests and other direct costs increased to $1,116,000 from $58,000 in the period ended January 31, 1999. Approximately $500,000 of the increased costs in the current year was the result of development costs associated with additional content from Active Fitness for the Sportsrocket.com site. The remaining increase is the result of the costs associated with the direct operating costs of the contests, and ISN prizing commitments for the 1999-2000 hockey and basketball season contests. Prize commitments increased approximately $100,000 over the prior period.

GENERAL AND ADMINISTRATIVE. Salaries and benefits increased $763,000 to $869,000 from $106,000 in the three month period in the prior year, while consulting fees increased by $180,000 to $504,000 from $324,000 in the prior year period. These increases were the result of additional personnel and staff, mainly sales and production staff and those employees from the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff, and consultants hired for financial services, game development, and for other services. Salaries and benefits for the three months ended December 31, 1999 also includes $88,000 in relocation costs associated with moving certain employees to other locations. Advertising expenses increased $51,000 to $71,000 from $20,000 in the prior year period. This increase is due to the acquisitions of SportsBuff and Sportsmark, and mostly pertains to the advertising of contests that ISN did not operate in the prior year. Other general and administrative costs increased by $584,000, which includes increased travel and other expenses which increased $139,000 to $149,000 as a result of an increase in sales staff, increased sales efforts and financing activities. Occupancy, telephone and legal and accounting costs for the three months ending December 31, 1999 were $198,000. The majority of legal and accounting fees relate to costs associated with preparing regulatory filings. Interest expense and bank charges equaled $77,000 for the quarter, mostly relating to financing fees for loans payable. Other general and administrative costs were $25,000 for the three months ending January 31, 1999.

AMORTIZATION OF PURCHASED INTANGIBLES, GOODWILL AND OTHER. Amortization of purchased intangibles was $2,150,000 and amortization of goodwill was $780,000 for the three months ended December 31, 1999 compared to no amortization of such amounts in the prior year period. The amortization was related to the purchases of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportBuff. The Company is amortizing the cost of these acquisitions over 24 months.

Depreciation was $76,000 in the three months ended December 31, 1999 as compared to $3,000 for the prior year. This increase is due to the acquisition of equipment throughout the year.

The Company amortized $2,003,000 of costs related to stock based compensation resulting from stock options granted to officers, employees and directors. The compensation expense was calculated as the difference between the option exercise price and the share price of the Company's common stock as reported by the OTC/BB at the date of issuance. The options may be exercised at prices between $0.40 to $6.00 and vest over periods ranging from 17 to 36 months. The Company is amortizing the expense relating to the options over their vesting periods. In the period ending January 31, 1999 the Company expensed $496,000 of acquisition costs related to the recapitalization of the Company through the transaction with Birchtree Capital.

The Company recognized a $386,000 expense for 200,000 stock options granted to consultants in lieu of compensation for services provided to the Company. This amount was calculated using the Black-Scholes options pricing model. The options may be exercised at $5.00 per share.

NET LOSS FROM OPERATIONS. The Company experienced a loss of $6,584,000 after the benefit of deferred taxes of $780,000 for the three month period ended December 31, 1999 as compared to a loss of $1,017,000 for the three month period ended January 31, 1999. Loss per share in the period ended December 31, 1999 was $ (.32) compared to $ (.12) in the prior year period.

TOTAL ASSETS. The total assets of ISN as of December 31, 1999 totaled $35,726,000 compared to $16,715,000 at March 31, 1999. The increase in total assets was attributable to the increase in deferred charges as a result of the shares issued to SportsLine and Interbrew for their respective contracts, which resulted in a net in crease in assets of $14,213,000. Further increase in assets is a result of the pre-payment of $5,000,000 related to the minimum royalty owing for the next two years under the terms of the SportsLine agreement. In addition, purchased intangibles and goodwill of $9,092,000 resulting from the acquisition of SportsBuff and Ultimate Sports Publishing have impacted the assets of the Company since March 31, 1999. These increases are offset by operating losses and amortization costs during the period.

                         PART I - FINANCIAL INFORMATION

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NOT APPLICABLE

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         RECENT SALES OF UNREGISTERED SECURITIES.

         In December, 1999, shares totaling 4,098,742 were issued in accordance with the agreement with SportsLine. See "Recent Developments".

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  Exhibit 3(ii) - Amended Bylaws of Internet Sports Network,
                  Inc.

                  Exhibit 10 - Agreement with SportsLine.com, Inc. Attached as Exhibits as follows:
                                           Exhibit 10(a):   Purchase Agreement
                                           Exhibit 10(b):   Note
                                           Exhibit 10(c):   Warrant
                                           Exhibit 10(d):   Letter Agreement

                  Exhibit 27 - Financial Data Schedule

         (b)      REPORTS ON FORM 8-K:

                 8-k filed on November 29, 1999, regarding the resignation of Stephen Sadler and Albert Gnat from the board of directors
                 8-k filed on December 10, 1999, regarding the resignation of Ken Crema as chief executive officer.
                 8-k filed on December 10, 1999, regarding the resignation of David Samuel from the board of directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERNET SPORTS NETWORK, INC.
                                       (Registrant)



Date:    February 11, 2000             /s/ Andy DeFrancesco
                                       ------------------------------------
                                       ANDY DEFRANCESCO
                                       Chairman and President