Form 10KSB
period 2000-03-31
INTERNET SPORTS NETWORK INC
filed 2000-06-29
CIK 1054544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB



(Mark One)

     (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number: 000-26865


                          INTERNET SPORTS NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                     65-0704152
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


       101 Bloor Street West, Suite 200, Toronto, Ontario, Canada, M5S 2Z7
               (Address of principal executive offices) (Zip Code)

                         (416) 599-8800 / (416) 921-1302
           (Issuer's telephone/facsimile numbers, including area code)

     Securities registered under Section 12(b) of the Exchange Act:
               None

     Securities registered under Section 12(g) of the Exchange Act:
               Common Stock, $.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ( )

     State issuer's revenue for its most recent fiscal year.  $5,914,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $12,029,666.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

                           Not applicable.

                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 15, 2000: 25,660,551 shares of common stock, $.001 par value (the "Common Stock").

                               DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year.

     Transitional Small Business Disclosure Format (check  one): Yes     No  X

                                            INTERNET SPORTS NETWORK, INC.
                                                    FORM 10-KSB
                                         FOR THE YEAR ENDED MARCH 31, 2000

                                                        INDEX

PART I:
       Item  1   Description of Business                                                         1

       Item  2   Description of Properties                                                       9

       Item  3   Legal Proceedings                                                               9

       Item  4   Submission of Matters to a Vote of Security Holders                             9


PART II:

       Item  5   Market Information                                                              9

       Item  6   Managements Discussion and Analysis of Financial Condition
                 and Results of Operations                                                       11

       Item  7   Financial Statements

                 Report of Independent Auditors                                                  F-1

                 Consolidated Balance Sheets at March 31, 1999 and March 31, 2000                F-2

                 Consolidated Statements of Operations for the periods
                 ended March 31, 1999 and March 31, 2000                                         F-3

                 Consolidated Statement of Stockholders Equity for
                 the periods ended March 31, 1999 and March 31, 2000                             F-4

                 Consolidated Statements of Cash Flows for the periods
                 ended March 31, 1999 and March 31, 2000                                         F-5

                 Notes to Financial Statements                                                   F-7



       Item  8   Changes and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                           16

PART  III:

       Item  9   Directors, Executive Officers, Promoters and Control Persons:
                 Compliance with Section 16(a) of the Exchange Act                               16

       Item 10   Executive Compensation                                                          16

       Item 11   Security Ownership of Certain Beneficial Owners and Management                  16

       Item 12   Certain Relationships and Related Transactions                                  16

       Item 13   Exhibits                                                                        17


ITEM  1   DESCRIPTION OF BUSINESS

GENERAL

Internet Sports Network, Inc. and its subsidiaries (collectively "ISN" or the "Company") is an Internet based application service provider ("ASP") of marketing solutions. The Company specializes in providing online games, contests, and promotions that enable its customers to attract users, increase the length of user sessions, capture data, and create new revenue opportunities. The majority of the Company's online games, contests, promotions and related services at this time are based on sports and entertainment categories, such as professional sports or popular culture such as movies, or stock market and trivia games. These are games of skill.

The Company also publishes several annual sports magazines. It also provides games and contests to traditional media such as newspapers and broadcasters and runs them concurrently both off-line and online, cross promoting from one medium to the other. The Company helps traditional and new media companies leverage their most valuable asset, their existing customer base.

The Company's sources of revenue are fees from businesses that license ISN's ASP applications; consumers who pay to enter "pay to play" contests; fees from advertisers buying advertising space in online and offline media controlled by the Company or such media by businesses licensing the Company's products and services; and, from sales of magazines.

Our Executive Offices are located at 101 Bloor Street West, Suite 200, Toronto, Ontario, Canada M5S 2Z7.

CORPORATE HISTORY

Internet Sports Network, Inc. was first incorporated in April, 1997 in the state of Nevada. BirchTree Capital Corporation ("Birchtree"), a Florida corporation was incorporated in the state of Florida on October 4, 1996. BirchTree was a publicly traded corporation, trading under the symbol BITC on the Over the Counter/Bulletin Board. Effective January 19, 1999, BirchTree issued 9,085,229 shares of its common stock in exchange for all of the outstanding shares of the common stock of Internet Sports Network, Inc. a Nevada corporation and subsequently merged the Nevada corporation into the Florida corporation. On February 1, 1999, BirchTree changed its name to Internet Sports Network, Inc., a Florida corporation, and changed its OTC/BB symbol to ISNI. The surviving entity, Internet Sports Network, Inc., a Florida corporation (the "Company" or "ISN") traded on the over the counter/bulletin board as ISNI until June 27, 2000. Effective June 28, 2000, the Company effected a reverse stock split of 6 to 1 and changed its OTC/BB symbol to ISPS.

Effective February 5, 1999, the Company acquired all of the shares of SportsMark, Inc. an Alberta, Calgary, Canada corporation, SportsMark Promotions, Inc., a Delaware corporation and Classroom 2000, Inc., an Alberta, Calgary, Canada corporation, and assets of SMP SportsMark Promotions, International, Inc., a Barbados Company (collectively "SportsMark" or "Sportsmark Group"). This agreement resulted in the Company acquiring SportsMark's subscriber base and the assets of SMP SportsMark Promotions International, Inc. which consisted of the trademarks "Weekend Winners" and "Ultimate Draft" and all of its rights to use U.S. Sports Contest Software. The shareholders of SportsMark received 1,500,000 shares of common stock of ISN and $1,254,000 cash as the consideration granted in this agreement.

Effective March 5, 1999, the Company entered into a Merger Agreement with Pickem Sports, Inc. a Maine corporation doing business in California ("Pickem") and the individual stockholders of Pickem Sports Inc., wherein ISN would purchase all of the stock of Pickem Sports, Inc. in exchange for one million eight hundred sixty-seven thousand nine hundred ninety five (1,867,995) shares of common stock of ISN and $3,000,000 in cash. This merger resulted in the Company acquiring Pickem's web-based contest software. This software creates specific contests for customers and strategic joint ventures from the Company's proprietary generic programs.

Effective June 22, 1999, the Company acquired certain assets of National Publisher Services, Inc., an Iowa corporation. These assets consisted of the Ultimate Sports Publishing division, which is made up of the publications:
Ultimate Sports Baseball; Ultimate Sports Football; Hawes Fantasy Baseball; Hawes Fantasy Football; Ultimate Sports Basketball, Hawes Fantasy Basketball; and Ultimate Sports Hockey. Pursuant to this agreement, the Company also acquired the trademarks "FTA" and "Ultimate Sports". Ultimate Sports publishes fantasy sports contest publications and provides the Company with a cross-marketing tool between traditional media and web-based media. These assets were acquired for 125,000 shares of common stock of ISN and $860,000 cash.

Effective June 30, 1999, the Company, entered into a Merger Agreement with Innovation Partners Inc., d.b.a. SportsBuff, a Wisconsin corporation ("SportsBuff"), and the individual shareholders of SportsBuff, wherein ISN would purchase the stock of SportsBuff in exchange for six hundred sixteen thousand sixty (616,060) shares of common stock of ISN and $1,000,000 cash. SportsBuff specializes in Internet and phone-based fantasy sports contests and has managed private label and co-branded games throughout the United States. SportsBuff is a brand name in the "salary cap" game category and `Coach B" and "Sports Buff" suite of games.

On March 31, 2000 the Company entered into a binding Memorandum of Understanding ("MOU") to acquire a 60% interest in Sportsrockettravel.com, Inc., a wholly owned subsidiary of iTravel 2000 Inc. in a non-monetary exchange for $1,000,000. Sportsrockettravel.com Inc. will provide travel packages and services for sports related events to ISN's clients.

RECENT DEVELOPMENTS

On June 1, 2000, the Company acquired all of the shares and the secured debt of St. Clair Group Investments, Inc., an Ontario, Canada corporation ("St. Clair"). Pursuant to a Purchase Agreement, ISN acquired 20% of the outstanding shares of St. Clair and its secured debt with a face value of $3,516,000 ($5,169,000 Canadian) in exchange for $1,300,000 ($1,900,000 Canadian) and 262,000 shares of common stock of ISN. The remaining 80% of the outstanding shares were acquired in exchange for 884,800 shares of common stock of ISN. St. Clair contracts media and marketing rights for sports and entertainment properties to offer a packaged marketing solution through sponsorship, broadcast, signage, print publishing and promotions.

PRODUCTS AND SERVICES

ISN has a range of game, contest and promotional products operating in online and offline media, in sports and non-sports categories. The Company also distributes annual sports magazines through newsstands. The Company's contest products permit the end user to participate in the level of competition, sophistication, or cost with which they are most comfortable. These products include applications distributed on a "white label" or on a co-branded basis with media distribution companies, such as major web portals, television stations and newspapers, as well as the Company's own "SportsRocket" branded contests. Beyond its more complex game applications, the Company's product base has also expanded to meet the growing demand for more simple contest and sweepstakes applications. In August 1999, a Jupiter survey showed participation in contests and sweepstakes is one of the top 10 online activities. Amongst these "top 10 online activities" contest participation showed the single greatest percentage growth annually, from 27% of the online users in 1998 to 49% in 1999. According to this survey, sports is one of the top categories of content accessed online.

The Company's revenue is derived from fees from companies that license ISN's applications; consumers who pay to enter "pay to play" contests; fees from third parties advertising their products and services on web sites and offline media where these contests take place; and, from sales of magazines. The Company has recently expanded by adding an advertising sales force through the acquisition of St. Clair Group to augment its ASP sales force, in order to meet the demand from its business customers that need help attracting sponsors and advertisers interested in reaching the audience that comes to play these games and contests. During the year ended March 31, 2000, Sportsline.com Inc. contributed approximately 12.5% of the consolidated revenues of the Company. No other client contributed more than 10% of the consolidated revenues of the Company.

As marketing vehicles, the Company's online games and contests help its business-to-business clients increase customer acquisition and retention and improve usage and circulation of their products. The games and contests also provide a targeted marketing opportunity to the sponsors/advertisers and merchandisers that work with the media companies. The type of game or contest, e.g., whether it has a sports theme or a movie theme, will attract different types of demographic groups. For example, according to an article from Business 2.0, sports-themed contests are believed to be attractive to a targeted demographic that is mostly male and between the ages of 18 and 45 years. By comparison, according to research by Jupiter Communications, games with an entertainment theme, such as movies and music, are believed to attract a larger proportion of women and teens.

With promotion and advertising contained in their media properties, the Company designs and manages contests such as football, baseball, basketball, golf, NASCAR, hockey, soccer, sailing, popular culture and stock market investment challenge contests. The net revenues from the subscriptions for the contests, or from advertising and sponsorships are then divided between the licensee company and ISN. The division of revenues from subscriptions varies from agreement to agreement, and also depends on which company provides the advertising or sponsorship. Under existing agreements, the division of revenues generally range from as little as 40% to the Company to as much as 96% to the Company.

SAMPLE LIST OF ISN SPORTS GAMES


FOOTBALL                                                      BASEBALL
- NFL Fantasy Free for All - Regular                          - MLB Fantasy Free for All - Regular
- NFL Fantasy Free for All - Playoffs                         - MLB Fantasy Free for All - Playoffs
- NFL Pick'em - Regular                                       - MLB Weekly Pickem
- NFL Pick'em - Playoffs                                      - MLB Playoffs Pickem
- Ultimate Draft Pay to Play                                  - MLB Ultimate Draft Pay to Play
- Sportsbuff Salary Cap                                       - MLB Sportsbuff Salary Cap
- Superbowl Game Day                                          - World Series Game Day
- Grey Cup Game Day                                           - Local Team Game Day
- Local Team Game Day                                         - 9th Inning Trivia
- Two-Minute Drill Trivia                                     - Banner Ad Games: Cy Young
- College Bowl Pandemonium                                    - Home Run Derby
- College Football Pick'em                                    - College World Series Fantasy
- Banner Ad Games: Heisman Trophy                             - Baseball Shockwave Games
- Pick Your Pro Football                                      - High Five
- Banner Ad Games: Super Bowl                                 - Weekend Winners
- Football Shockwave Games
- High Five
- Weekend Winners


SAMPLE LIST OF ISN SPORTS GAMES - CONT'D

 BASKETBALL                                                   HOCKEY
- NBA Fantasy Free-for-All - Regular                          - NHL Fantasy Free For All Regular
- NBA Fantasy Free for All - Playoffs                         - NHL Fantasy Free For All Playoffs
- NBA Pickem Regular                                          - NHL Regular Season Pick'em
- NBA Pickem Playoffs                                         - NHL Playoffs Pick'em
- NBA Ultimate Draft Pay to Play                              - NHL Ultimate Draft Pay to Play
- NBA Sportsbuff Salary Cap                                   - NHL Sportsbuff Salary Cap
- College Hoops Pick'em                                       - Stanley Cup Finals Game Day
- Banner Ad Games: Double Dunk                                - Local Team Game Day
- Fastbreak Trivia                                            - Exact Score Puck Pick'em
- March Madness                                               - Powerplay Trivia
- High Five                                                   - Banner Ad Games: Stanley Cup
- Weekend Winners                                             - High Five
                                                              - Weekend Winners

AUTO RACING                                                   GOLF
- CART Fantasy                                                - PGA Fantasy Free for All
- CART Fantasy Pro                                            - LPGA Fantasy Free for All
- F1 Fantasy                                                  - EURO Tour Fantasy Free for All
- F1 Fantasy Pro                                              - Majors Game Day
- Stock Car Challenge                                         - Ultimate Foursomes Fantasy
- Nascar That's Racin'                                        - Par-5 Trivia
- Final Lap Trivia                                            - Pick Your Pro
- Banner Ad Games: Indy 500                                   - Banner Ad Games: The Majors
- Pick Your Pro Autoracing

SOCCER                                                        CYCLING
- All Leagues Fantasy                                         - Fantasy Mountain Biking
- Exact Score Soccer Pick'em                                  - Spring Classics Pick Your Pro
- World Cup Soccer Trivia                                     - Spring Classics Fantasy
                                                              - Fantasy Tour de France

VOLLEYBALL                                                    SAILING
- Beach Challenge                                             - America's Cup Fantasy
- Pro Beach Challenge                                         - America's Cup Pro

ALL SPORTS
- Sports Stock Exchange                                       - Saturday Special Six
- Friday Fantastic Five                                       - Sunday Select Seven

ISN NON-SPORTS GAMES

TRIVIA                                                        MOVIES
- Animated Trivia                                             - Fantasy Movie Mogul
- No. 5Hit Trivia Contests                                    - Academy Awards-Registered Tradmark- Game Day
                                                              - Box Office Challenge

MUSIC                                                         BUSINESS
- Fantasy Record Company Exec                                 - Banner Ad Games: Dow Jones
- Grammy Awards Game Day                                      - Market Trivia
                                                              - Stock Market Challenge
ROSHAMBO
- Battle the Roshambot
- Roshambo Pro

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

The Company has not publicly announced any new product or service.

THE MARKET

The Company markets contests in online as well as off-line media. The Company believes that these markets are complementary and that there is increasing convergence between the online and off-line markets. As part of its business plan, the Company intends to grow market share by creating marketing solutions that integrate online and offline media.

The Company operates in an international market space, predominantly in North America, but increasingly in South America and Europe, where the Company has existing clients.

Jupiter Communications ("Jupiter"), an international Internet research and strategy firm, has indicated that:

-        the number of Americans online in 2000 is at more than 120 million;

- 10 million new users are expected to come online every year for the next five years; and

-        an expected 200 million Americans will be online by 2005.

At that point, according to Jupiter, Internet penetration in the home will have achieved a rate equal to current penetration of cable television, at 76% of households. During the next five years, the Internet in the United States will achieve a mass media status, according to Jupiter, with the associated advertising revenues rivaling that of traditional media, as well as direct marketing revenues that flow from its interactive transactional and data-gathering capabilities.

The Company believes that products of the type produced by the Company appeal to a broad cross-section of consumers. According to consumer surveys conducted by Jupiter and NFO Interactive, a public opinion research firm, the following regularly play action games, fantasy games, and flight simulators:

-        61 percent of children (ages five to 12);
-        61 percent of teens (ages 13 to 18);
-        26 percent of young adults (ages 19 to 34); and
-        18 percent of adults (ages 35 to 49).

According to the same consumer surveys, the following regularly play traditional card games, trivia games, and parlor games online:

-        47 percent of children;
-        46 percent of teens;
-        23 percent of young adults; and
-        15 percent of adults.

The age cohorts with the largest participation rate in online games - children, teens and young adults - are the fastest growing segments of Internet adopters, according to Jupiter.

In offline media, the Company primarily distributes sports fantasy games, and such sports fantasy games comprise a smaller but still significant percentage share of the Company's online product base. According to a poll of 2,395 Americans in November and December 1999 by the US research firm, Harris Poll, 15% of Americans 18 or older, estimated at 29.6 million people, play fantasy sports games and they spend one to four hours per week, either online or off-line, engaged in playing these fantasy sports games.

The Company's business-to-business clients, in online and offline media, use its games and contests as solutions to marketing needs in terms of attracting and retaining end users. The Company's products, available in "private label" or co-branded versions, allow for what Jupiter describes as "extremely targeted advertising and direct marketing--the primary revenue streams for free online game play." Games have proven to be a great way to retain an audience, getting users to spend time in actual game play as well as convincing them to return to a site to find games there, according to Jupiter.

Silicon Alley Reporter, a digital media industry trade publication, stated that sports is the leading content application, and interactive sports contests are the "killer application" that no sports web site can do without.


DISTRIBUTION

The Company's products are distributed through the Internet and are accessed either through its licensees, through the Company's web site "Sportsrocket.com" or through off-line entry via newspaper or magazine.

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

COMPETITION

The interactive sports contests industry is rapidly evolving and very competitive, which the Company expects will intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new products at a relatively low cost. The Company currently or potentially competes with other companies which have sports related websites. These competitors include ESPN.com, CDM, Inc., SmallWorld Sports, Sandbox, Prime Sports Interactive as well as many other smaller competitors.

Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than the Company.

In addition, other competitors may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to devote greater resources to marketing and promotional campaigns, and devote substantially more resources to Web site and systems development then the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished franchise value. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

PATENTS AND TRADEMARKS

The Company has registered the web sites www.sportspool.com, www.internetsportsnet.com, www.ultsports.com, www.sportsbuff.com, www.sportsrocket.com and www.pickem.com. We currently operate most of our contests on the www.sportsrocket.com web site. The following lists other web site names registered by the Company:


charity4sports.com             isnintranet.com               isnsportsrocket.net            sportsmark.com
charityforsports.com           isnrocket.com                 isnsportsrocket.org            sportspool.com
classroom2000.ab.ca            isn-rocket.com                isnx.com                       sportsrocket.com
gamesrocket.com                isnrocket.net                 isnx.net                       sports-rocket.com
glue.com                       isn-rocket.net                isnx.org                       sportsrocket.net
golfpool.com                   isnrocket.org                 sportrockets.com               sports-rocket.net
hockeypool.com                 isn-rocket.org                sportrockets.net               sportsrocket.org
internetsportsnet.com          isnrockets.com                sportrockets.org               sports-rocket.org
internetsportsnetwork.com      isnrockets.net                sports4charity.com             sportsrockets.com
internetsportsnetwork.net      isnrockets.org                sportsbuff.com                 sportsrockets.net
internetsportsnetwork.org      isnsportsnet.com              sportsdraft.com                sportsrockets.org
isngames.com                   isnsportsrocket.com           sportsforcharity.com

The Company currently has an application pending with the United States Patent and Trademark Office ("PTO") and the Canadian Patent and Trademark Office for registration of the name "Internet Sports Network" as a servicemark.

As part of the Sportsmark transaction, ISN acquired Sportsmark's trademarks and tradenames filed in the Canadian trademark office including:

Sportsmark, All Star Challenge, Great Canadian Hockey draft, Fantasy Hockey Dream Team, Fantasy Basketball Dream Team, Fairway Fantasy, Playoff Payoff, Weekend Winners, Fantasy Baseball Dream Team, Fantasy Football Dream Team, Hockey Draft Sweepstakes. The Sportmark trademark expires fifteen years from January 18, 1999. All Star Challenge has recently acquired approval from the Canadian trademark office. Its filing date will commence upon the filing of a statement of use by the Company. Great Canadian Hockey draft will expire 15 years from April 30, 1997. Fantasy Hockey Dream Team will expire 15 years from February 5, 1997. Fantasy Basketball Dream Team will expire 15 years from January 14, 1997. Fantasy Football Dream Team will expire 15 years from February 24, 1989. Fairway Fantasy will expire 15 years from March 22, 1996. Playoff Payoff will expire 15 years from August 28, 1994. Weekend Winners will expire 15 years from August 5, 1994, and Hockey Draft Sweepstakes will expire 15 years from November 23, 1988.

As part of the transaction with National Publisher's Services, Inc., d.b.a. Ultimate Sports, the Company was assigned the trademarks "Ultimate Sports" and "FTA". FTA was registered with the PTO on May 4, 1998 and thus would expire by May 3, 2008. The "FTA" trademark consisting of stylized letters was registered with the PTO on November 14, 1997 and would expire by November 13, 2007. The "Ultimate Sports" trademark was registered with the PTO on July 22, 1993 and would expire July 21, 2003. The Company has filed the assignment forms with the United States Patent and Trademark office.

As part of the merger by and between Innovation Partners, Inc. d.b.a. SportsBuff and ISN, Wisconsin, ISN Wisconsin is the surviving entity and has all right and title to the trademarks, trade names and proprietary information owned by SportsBuff. Such trademarks include "Buffball" and "SportsBuff". "SportsBuff" was registered with the PTO on July 22, 1997 and thus would expire by July 21, 2007. The mark "Buff Ball" was registered with the state of Wisconsin on November 24, 1993 and is valid for a period of ten years.

The Company does not rely on proprietary technology in providing its applications. While the Company uses technology which has been customized for its own purposes, the Company has deliberately avoided becoming overly dependent on any one technology. By avoiding reliance on any one technology, the Company will be able to take advantage of technological advances to provide new and improved services and superior sports contests to its subscribers.

GOVERNMENT REGULATION; GOVERNMENT APPROVAL

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to issues such as the protection of databases, user privacy, pricing and characteristics and quality of products and services. The adoption of laws or regulations in the future may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's costs of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain and could expose ISN to substantial liability, for which the Company might not be indemnified.

ISN's contests and games may be subject to state and federal laws governing lotteries and gambling. The Company seeks to design its contest and game rules to fall within exemptions from such laws and restricts participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and games are lawful. There can be no assurance that ISN's contests and games will be exempt from such laws or that the applicability of such laws to the Company would not have a material adverse effect on the Company's business, results of operations and financial condition.

Due to the global nature of the Internet, it is possible that the governments of various states of the United States or foreign countries may attempt to regulate ISN's transmissions or to prosecute ISN for violations of their laws. Violations of local laws may be alleged or charged by state or foreign governments. The Company may unintentionally violate these laws and these laws may be modified, or new laws enacted, in the future. It is also possible that states or foreign countries may seek to impose sales taxes on out-of-state companies that engage in commerce over the Internet. In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially.


RESEARCH AND DEVELOPMENT COSTS

The Company has not incurred significant research and development costs. All expenses relating to the research and development of products is expensed by the Company as incurred.


COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property which would lead to liability as a land owner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.


EMPLOYEES

As of March 31, 2000, the Company employed 38 full time and 4 part time employees. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. In the long term, the Company will attempt to hire additional employees as needed based on its growth rate.

ITEM 2.  DESCRIPTION OF PROPERTIES

We lease approximately 8,000 square feet of office space in Toronto for our main administrative offices. We also lease facilities in Vancouver, British Columbia, Canada. The lease expires on September 30, 2000 and we sublease this space to a third party.

In addition, we also lease approximately 15,000 square feet of office space for our operations in Calgary, Alberta, and Palo Alto, California and recently acquired operations in Toronto, Ontario

In the opinion of management, the Company maintains adequate insurance coverage on all leased properties.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2000, the holders of 55.7% of the outstanding shares of Common Stock executed a written consent adopting the following Charter Amendments:

       1. to increase the number of authorized shares of common stock, par value $.001 (the "Common Stock"), of the Company to 100,000,000 shares from 50,000,000 shares; and

       2. to authorize a class of preferred stock, par value $.001, of the Company, consisting of 20,000,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company's board of directors from time to time.

On May 2, 2000 an Information Statement on Schedule 14C was sent to all security holders of record on March 31, 2000.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

The Company's common stock traded in the over-the-counter bulletin board market as ISNI since the BirchTree Capital Corporation/ISN recapitalization of January 1999 until September 2, 1999. From September 2, 1999 until January 11, 2000 the Company traded on the over the counter "pink sheets" as ISNI. Effective January 11, 2000, The Company's common stock traded in the over-the-counter bulletin board market as ISNI.OB.

The following table sets forth the high and low bid prices for the Company's common stock for each quarter within the last two fiscal years. Information is only available since January 1999. The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:


--------------------------------------------------------------------------------------------------
                                                                        High            Low
--------------------------------------------------------------------------------------------------
      Fiscal Year Ending March 31, 1999
--------------------------------------------------------------------------------------------------
                  First Quarter                                         N/A             N/A
--------------------------------------------------------------------------------------------------
                  Second Quarter                                        N/A             N/A
--------------------------------------------------------------------------------------------------
                  Third Quarter                                         N/A             N/A
--------------------------------------------------------------------------------------------------
                  Fourth Quarter                                       $6.00          $2.2188
--------------------------------------------------------------------------------------------------
      Fiscal Year Ending March 31, 2000
--------------------------------------------------------------------------------------------------
                  First Quarter                                        $9.50          $4.625
--------------------------------------------------------------------------------------------------
                  Second Quarter                                       $6.75          $2.50
--------------------------------------------------------------------------------------------------
                  Third Quarter                                        $6.00          $2.00
--------------------------------------------------------------------------------------------------
                  Fourth Quarter                                       $3.50          $1.375
--------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

In February-May, 1999, the Company offered up to 4,571,429 shares of common stock for a total consideration of $6 million to $8 million to non-U.S. residents. Investors purchased common stock totaling 4,454,472 shares for total consideration of approximately $7,795,000. The proceeds were used to acquire SportsMark and Pickem and to fund operations of the Company. The Company relied upon an exemption available under Regulation S of the Act for the sale of these securities.

In February-April 1999, the Company offered common stock to accredited U.S. residents only. In this offering, a total of 31 investors acquired a total of 653,183 shares, for total consideration of $1,143,070. The proceeds were used to fund the operations of the Company. The Company relied upon an exemption available under Rule 506 of Regulation D of the Act for the sale of these securities.

Effective June 22, 1999, the Company acquired the assets of Ultimate Sports Publishing from National Publisher Services Inc ("NPS"). In this acquisition the Company issued a total of 125,000 shares to NPS in exchange for the assets of Ultimate Sports Publishing. NPS was an accredited investor The sale of these securities was exempt from registration pursuant to Section 4(2) of the Act.

Effective June 30, 1999, the Company acquired Innovation Partners Inc (d/b/a SportsBuff). In this acquisition the Company issued a total of 616,060 shares to 8 Innovation Partners shareholders in exchange for all of the common stock of Innovation Partners. All of the shareholders were accredited investors. The Company relied upon an exemption available under Rule 506 of Regulation D of the Act for the sale of these securities. In July-September 1999, all of the stock options granted on January 5, 1999 were exercised, resulting in the issuance of 575,000 common shares for proceeds of $230,000, of which $190,000 were provided by a subscription receivable. The issuance of these securities was exempt from registration pursuant to Section 3(a)(9) of the Act.

In August 1999, pursuant to a Site Development Services Agreement with Labatt Brewing Company Limited ("LBCL"), the Company issued 1,000,000 shares of common stock into escrow to be released at the rate of 200,000 per annum to LBCL in exchange for an exclusive, five year agreement. The sale of these securities was exempt from registration pursuant to Section 4(2) of the Act.

In December 1999, pursuant to a Promotion Agreement with SportsLine.com, Inc. ("Sportsline"), the Company issued 4,098,742 shares of common stock and a warrant to purchase up to 1,033,296 shares of common stock at a price of $2.90 per share in exchange for a 4 year agreement, with a 2 year option. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Act.

(B) HOLDERS

The number of record holders of the Company's Common Stock as of March 31, 2000 was 198.

(C)  DIVIDENDS

The Company has not paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results and operations and financial condition of the company should be read in conjunction with the consolidated financial statements, including the notes thereto, of the company contained elsewhere in this Form 10-KSB

OVERVIEW

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

ISN financed its expenditures primarily through the sale of its common stock and issuance of debt. Since inception through March 31, 2000, the company issued approximately 12,982,000 common shares for net cash consideration of approximately $10,835,000, $1,240,000 in promissory notes, and $6,071,000 in convertible debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception and has an accumulated deficit of $26,307,000 to March 31, 2000. The Company is currently in default with a loan and anticipates that it will continue to generate financial losses for the foreseeable future. The Company's long term ability to meet its liquidity requirements and to continue operations will depend on (i) its ability to generate advertising and sponsorship revenue on its Internet properties, (ii) the continued growth and acceptance of the Internet and (iii) its ability to continue to provide innovative and reliable products for its ASP client base. If the Company is unable to reduce its operating losses, either in the short-term or the long-term, and it is unable to secure outside capital to meet the resulting liquidity shortfall, the Company may be forced to reduce or discontinue some or all of its operations or seek protection under the federal bankruptcy laws. Under United States Generally Accepted Auditing Statements substantial doubt exists regarding the ability of the Company to continue as a going concern.

It is the intention of management to raise the additional capital through the sale of additional capital stock of the Company, although there can be no assurance that ISN will be able to obtain such funds.

The Company's primary cash requirements are for operating activities and acquisition activities. Cash used in operating activities for the year ending March 31, 2000 was $9,222,000 (as compared to $1,606,000 for the 11 month period ending March 31, 1999) related primarily to infrastructure costs required to manage the continued growth of the Company and the pre-payment of royalties to SportsLine.com totaling $5,750,000. The increase in cash used in operating activities was due to the staffing of the operation to grow the business. Total headcount as at March 31, 2000 was 42 as compared to 9 as at March 31, 1999.

Cash used in acquisition activities for the year ending March 31, 2000 was $1,860,000 (as compared to $4,254,000 for the 11 month period ending March 31, 1999). Since inception, the Company has funded its capital requirements by financing activities, primarily through the sale of its equity securities, debt and convertible debt. Capital expenditures (excluding acquisitions) during the year ended March 31, 2000 were $562,000 as compared to $21,000 for the 11 months ended March 31, 1999. Capital expenditures were primarily for computer technology to manage the contest management strategy. From inception to March 31, 2000 the Company has spent $637,000 on capital equipment. ISN has no significant commitments to acquire equipment in the future, although the Company expects to spend approximately $800,000 in capital assets over the next 12 month period.

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

The Company's management believes that an additional $5,000,000 in funds and the revenues generated by its operations will be sufficient to fund its operations for the next twelve months under the current plan of operations. Additional funding will be required for further acquisition activity, depending on the cash component of the purchase price of any contemplated acquisitions. It is expected that such funds will be obtained by the sale of additional capital stock of the Company, although there can be no assurance that ISN will be able to obtain such funds.

Beyond the next twelve month period, the Company will require working capital to fund operations during the off peak months (June to August). Excluding acquisition activity, the funds required would be approximately $2,000,000. Any additional capital requirements would be due to acquisition activities, or modifications to the current growth plans.

During the year the Company received proceeds from the following debt instruments:


Instrument                 Rate                      Due date                   Proceeds
---------------------------------------------------------------------------------------------------------
Loan payable                9% per annum             December 31, 2000         $250,000
Loan payable               10% per annum             March 31, 2000           1,000,000
Loan payable                7% per annum             June 30, 2000              240,000
Convertible debt            8% per annum             June 30, 2000              521,000
Convertible debt            8% per annum             May 31, 2000               300,000
Convertible debt           10% per annum             April 27, 2000             250,000
---------------------------------------------------------------------------------------------------------
                                                                              2,564,000
Repayments during the year                                                     (250,000)
---------------------------------------------------------------------------------------------------------

Balance, end of year                                                         $2,314,000
=========================================================================================================

On December 21, 1999, SportsLine invested $5 million in the Company in consideration for a convertible promissory note (the "Note") delivered by the Company and which is convertible into 1,722,240 shares of the Company's Common Stock, and received an additional 4,098,742 shares of the Company's Common Stock pursuant to a four-year Promotion Agreement. In addition, the Company will make guaranteed minimum payments of $17 million to SportsLine over the four year period of the Promotion Agreement, of which $5 million was paid upon effectiveness of the Promotion Agreement, and ISN will share revenue from advertising and promotions with regard to the CBS SportsLine Fantasy Channel. The Company also issued to SportsLine a warrant (the "Warrant") initially exercisable for up to 1,033,296 shares of Common Stock at a price of $2.90 per share. The Note and the Warrant are subject to anti-dilution and price protections. Pursuant to the purchase agreement under which the Note and Warrant were issued (the "Purchase Agreement"), the Company has agreed to fix the size of its Board of Directors at seven members and to take all steps necessary to elect or cause the election of two directors designated by SportsLine. The Purchase Agreement also contains certain covenants which restrict the Company's power to take various corporate actions, including issuing or selling securities, merging the Company with another entity, selling assets, acquiring other businesses, liquidating or dissolving the Company, without the consent of SportsLine.

ISN financed the acquisition of St. Clair through the issuance of a promissory note in the amount of $1,800,000 Canadian to 2 investors who provided the majority of the cash component towards the purchase of St. Clair. The note is due on July 15, 2000. It is management's belief that the investors will convert the promissory note into equity at the due date on terms to be determined.

As a result of the St. Clair acquisition in June 2000, which was completed with a valuation of $2.076 per ISN common share, the price protection conditions in the SportsLine Note and Warrant were triggered. The Note and Warrant have been amended to convert into 2,408,478 and 1,445,087 shares of common stock respectively.

Subsequent to year end, the Company raised a further $2,000,000 of the 10% Convertible Debt. These Debentures were converted into Preferred Shares Series A on June 6, 2000. The Preferred Stock carries a 5% dividend rate, payable in cash or Common Stock. The shares of the Series A Preferred Stock are convertible at the option of the holder at anytime, and convert automatically after three years into Common Stock at a conversion rate of the lesser of $2.90 per Common Share or the average lowest market price over a certain period of time before conversion.

The Company's management believes that the outstanding debt will be converted into equity in the next 12 months although there can be no assurance. There were no similar instruments outstanding for the 11 months ending March 31, 1999.

RESULTS OF OPERATIONS

The Company expects to continue to acquire companies and assets that can benefit its business and subscriber base. Currently, ISN is reviewing potential acquisition targets that could provide complementary games and contests as well as new customers for the Company's existing games.

YEAR ENDED MARCH 31, 2000 (AUDITED) AS COMPARED TO THE ELEVEN MONTHS ENDED MARCH 31, 1999 (AUDITED).

Revenue. The Company generated revenue of $5,914,000 for the year ending March 31, 2000 as compared to revenues of approximately $152,000 for the period ending March 31, 1999. Approximately $3,000,000 of the increase in revenues was attributable to the acquisitions of Sportsmark and Pickem during the last two months of the period ended March 31, 1999, and the acquisitions of Ultimate Sports Publishing and Sportsbuff in June 1999. The remaining growth in revenue was attributable to sales generated by the increased sales staff.

Operating expenses before depreciation, amortization and other non-cash charges:
Total operating expenses before depreciation, amortization and other non-cash charges were $10,690,000 as compared to $2,256,000 in the period ended March 31, 1999, for an increase of $8,434,000. Approximately $5,272,000 of this increase was attributable to the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff. The overall increase is described in more detail below:

Prize commitments and other direct costs: Expenses associated with providing prizes for contests and other direct costs increased to $2,747,000 from approximately $250,000 in eleven month period ended March 31, 1999. Approximately $988,000 of the increase in costs during the current year are the result of publishing costs associated with the magazine publications acquired during the year. Prize commitments increased by $531,000 over the prior period, primarily due to the acquisitions of Sportsmark and Sportsbuff, both of which offer fixed prize contests throughout the year for the major sports (Football, Baseball, Hockey and Basketball). Approximately $400,000 of the increase was the result of costs associated with running contests either through the acquisitions or new contests operated by the Company. $500,000 of the increase relates to development costs associated with building out additional content for the Company's destination site, Sportsrocket.com. The remaining increase of $78,000 is the result of various costs associated with operating the contests and websites.

Salaries and benefits: Salaries increased by $2,182,000 to $2,567,000 from $385,000 in the eleven month period ending March 31, 1999. These increases were the result of additional personnel and staff, mainly from the acquisitions of Sportsmark, Pickem Sports, Ultimate Sports Publishing and SportsBuff, combined with the hiring of additional sales, marketing and administrative staff during the year to manage the growth of the Company. Total staff increased from 9 people in January, 1999 to 42 people by March 31, 2000. $260,000 of the increase in salary costs was the result of severance costs associated with the closing of ISN's Vancouver and Wisconsin offices during the year.

Consulting Fees: Consulting fees increased by $927,000 to $1,194,000 from $267,000 in the prior period due to financial services, certain game development, web design and other services provided externally.

Advertising: Advertising expenses increased $54,000 to $421,000 from $367,000 in the prior period. The increase is modest in relation to the increase in revenue from the prior period. This is mainly due to a shift in advertising strategy to utilize the newspaper space used to promote our contests to promote our Company, instead of other costly media.

General and administrative: General and administrative costs increased by $1,915,000 to $2,339,000 from $424,000 in the prior period. This increase is made up of the following fluctuations:

     - Increase in general office expenses of $747,000 as a result of the addition of offices in Palo Alto, Calgary, Wisconsin and Toronto as well staff and operations as a result of the acquisitions of Sportsmark, Pickem, Ultimate Sports and SportsBuff.

     - Increase in travel and other expenses of $438,000 to $621,000 as a result of an increase in sales staff, increased sales efforts and financing activities.

     - Increase in legal and accounting fees of $486,000 as a result of costs associated with the preparation of the Company's Securities and Exchange Commission ("SEC") filings, including the Form 10 and the agreement with SportsLine.com, Inc.

     - Increase in occupancy and telephone costs of $244,000 to $316,000 compared to $72,000 for the period ending March 31, 1999. The increase is due to the acquisition of Sportmark, Pickem Sports, Ultimate Sports and Sportsbuff combined with the creation and substantial growth in the Toronto offices.

Interest and bank charges increased by $174,000 to $191,000 as a result of fees and interest on loans and convertible debt.

Amortization

The purchased intangibles and goodwill before amortization related to the acquisitions of Sportsmark Group, Pickem Sports, Ultimate Sports Publishing, SportsBuff, Sportsrocketravel and domain names totaled $24,471,000. Amortization of purchased intangibles and goodwill for the year ended March 31, 2000, was $10,588,000. The purchased intangibles and goodwill related to the acquisition of Ultimate Sports Publishing, SportsBuff and Sportsrocketravel during the year ending March 31, 2000 totaled $10,092,000. The Company is amortizing purchased intangibles and goodwill over 24 months. These intangibles include trademarks, software licenses and intellectual properties.

Depreciation was $159,000 for the year ended March 31, 2000 as compared to $23,000 for the prior year. The increase is due to the acquisition of equipment throughout the year.

The Company amortized $5,865,000 of costs related to stock based compensation resulting from stock options granted to officers, employees and directors. The compensation expense was calculated as the difference between the option exercise price and the share price of the Company's common stock as reported by the OTC/BB at the date of issuance. The options may be exercised at prices between $0.40 to $6.00 and vest over periods ranging from 17 to 36 months. The Company is amortizing the expense relating to the options over their vesting periods. Also, the Company expensed $96,000 of acquisition costs related to the purchase of SportsBuff and Ultimate Sports Publishing, as well as due diligence costs associated with potential transactions that were not completed.

The Company recognized a $1,461,000 expense for 800,000 stock options granted to consultants in lieu of compensation for services provided to the Company. This amount was calculated using the Black-Scholes options pricing model. The options may be exercised between $4.00 and $5.00 per share.

Net loss from operations. The Company experienced a loss of $22,150,000 after the benefit of deferred taxes of $2,842,000 for the year ended March 31, 2000 as compared to a loss of $3,514,000 for the period ended March 31, 1999. Loss per share for the year ended March 31, 2000 was $(1.06) compared to $(.45) for the eleven months ended March 31, 1999.

Total Assets. The total assets of ISN as of March 31, 2000 totaled $32,044,000 compared to $16,715,000 at March 31, 1999. The increase in total assets was attributable to the increase in deferred charges as a result of the shares issued to SportsLine and Labatt Brewing Company Limited for their respective contracts, which resulted in a net increase in assets of $13,014,000. Further increase in assets is a result of the pre-payment of $5,750,000 related to the minimum royalty owing for the next two years under the terms of the SportsLine agreement. As at March 31, 2000, $4,615,000 remained on the balance sheet. In addition, purchased intangibles and goodwill of $10,092,000 resulting from the acquisition of SportsBuff, Ultimate Sports Publishing and Sportsrocketravel have impacted the assets of the Company since March 31, 1999. These increases are offset by operating losses and amortization costs during the period.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing forward-looking statements may be found in the material set forth in this section and under "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Report and the documents incorporated into this Report by reference contain forward-looking statements regarding:

          - the development of the Internet industry and the impact of the increasing convergence between online and offline media;

          - our ability to successfully implement our business strategy to expand our product base, our personnel and our operations and to avoid reliance on one technology;

          - our ability to create marketing solutions that integrate online and offline media;

          - the intensification of the evolving and competitive nature of the interactive sports contests industry;

          - our ability to raise additional capital through the sale of additional capital stock of the Company;

          - our financial condition, results of operations and liquidity, including the amount of capital assets that we will need to spend over the next 12 month period;

          - our ability to identify companies and assets that will complement our business strategy and to successfully negotiate the acquisition and subsequent integration of such companies; and

          - our estimates that the St. Clair investors will convert a promissory note into equity at the due date on terms to be determined;

         These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

          - risks, uncertainties and assumptions relating to the Company's operations and results of operations, including its ability to continue to attract equity investments;

          - the level of usage of the Internet, traffic on our Web sites and general economic conditions and economic conditions specific to the Internet, electronic commerce and online media;

          - our ability to develop products in a timely and cost-effective manner that are accepted by the market;

          - our ability to successfully manage the Company's growth, including our ability to hire and retain employees; and

          -    our ability to protect our intellectual property rights.

ITEM 7    FINANCIAL STATEMENTS

          The financial statements are set forth on pages F-1 through F-24 hereto.

ITEM 8 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None


PART III



ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Incorporated by reference to the Proxy Statement.


ITEM 10.  EXECUTIVE COMPENSATION

          Incorporated by reference to the Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference to the Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated by reference to the Proxy Statement.

ITEM 13.     EXHIBITS


EXHIBITS
(a)  Exhibits

   2.1   Agreement for the Exchange of Common Stock between Birch Tree
         Capital Corp. and Eric P. Littman, and Internet Sports Network, Inc.(1)
   2.2   Share Purchase Agreement between Internet Sports Network, Inc. and
         SportsMark Inc., SportsMark Promotions, Inc. & Classroom 2000 Inc.
         and Assets of SMP SportsMark Promotions International, Inc.(1)
   2.3   Merger Agreement between Torsten Heycke, Rafael Furst, Perry
         Friedman, Pickem Sports, Inc., and Internet Sports Network, Inc.(1)
   2.4   Agreement for the Purchase of Certain Assets of Ultimate Sports
         Publishing, Inc. By and Between National Publisher Services, Inc.
         And Internet Sports Network, Inc.(1)
   2.5   Agreement and Plan of Merger between Innovation Partners, Inc. and
         Internet Sports Network, Inc.(1)
   3(i)  Articles of Incorporation and Amendments of Internet Sports Network,
         Inc.(1)
   3(ii) Bylaws of Internet Sports Network, Inc.(1)
   3(ii) Amended Bylaws of Internet Sports Network, Inc.(1)
   4.1   Form of Consultant's Option Agreement and Certificate(1)
   4.2   Form of Officer/Director Option Agreement and Certificate(1)
   4.3   Common Stock Certificate Specimen(1)
   10.1  Lease for Toronto office(1)
   10.2  Lease for Vancouver office(1)
   10.3  Employment Agreement for Bill Gibson(1)
   10.4  Employment Agreement for Geoff Ford(1)
   10.5  Settlement Agreement with Digital Data Networks(1)
   10.6  Settlement Agreement with Patrick S. Earle(1)
   10.7  Settlement Agreement with Neil Podmore(1)
   10.8  Site Development Service Agreement and Escrow Agreement between the
         Company and Labatt Brewing Company Limited, dated August 1, 1999(2)
   10.9  Online Contests Services Agreement between the Company and Playboy
         Enterprises International, Inc., dated July 15, 1999(2)
   10.10 Agreement with SportsLine.com, Inc.  Attached as Exhibits as follows(3):
                          Exhibit 10(a):   Purchase Agreement
                          Exhibit 10(b):   Note
                          Exhibit 10(c):   Warrant
                          Exhibit 10(d):   Letter Agreement
   16.    Letter from Davidson & Company(1)
   21     List of Subsidiaries of Company
   23.1   Consent of Independent Accountant
   27.1   Financial Data Schedule

(1) Incorporated by Reference to the Registrant's Registration Statement on Form 10 previously filed with the Securities Commission.

(2) Incorporated by Reference to the Registrant's Quarterly Report for September 30, 1999 on Form 10-QSB previously filed with the Securities Commission.

(3) Incorporated by Reference to the Registrant's Quarterly Report for December 31, 1999 on Form 10-Q previously filed with the Securities Commission.


(b) Form 8-Ks

1. Form 8-K filed on March 27, 2000 reporting an Item 5 Other Event.

2. Form 8-K filed on March 28, 2000 reporting an Item 5 Other Event.

                           SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Ontario, Canada, on June 29, 2000.

                                          INTERNET SPORTS NETWORK, INC.



                                          By: /s/ Andy DeFrancesco
                                          -------------------------
                                          ANDY DEFRANCESCO
                                          Chairman and CEO



In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                            Title                           Date

/s/ Andy DeFrancesco
-----------------------------------                  Chairman and CEO                June 29, 2000
Andy DeFrancesco


-----------------------------------                  Director
Greg O'Hara

/s/ Andrew Sturner
-----------------------------------                  Director                        June 29, 2000
Andrew Sturner

/s/ Mark Mariani
-----------------------------------                  Director                        June 29, 2000
Mark Mariani


-----------------------------------                  Director
Rocco Rossi

/s/ J. Thomas Murray
-----------------------------------                  Director                        June 29, 2000
J. Thomas Murray

/s/ David Toews                                      Chief Financial Officer and
-----------------------------------                  principal accounting officer    June 29, 2000
David Toews

                       AUDITORS' REPORT



To the Shareholders of
INTERNET SPORTS NETWORK, INC.

We have audited the accompanying consolidated balance sheets of INTERNET SPORTS NETWORK, INC. as of March 31, 2000 and March 31, 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year ended March 31, 2000 and the 11 month period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2000 and March 31, 1999 and the consolidated results of its operations and its cash flows for the year ended March 31, 2000 and the 11 month period ended March 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has significant cash needs and will require substantial capital from outside sources in order to complete its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Toronto, Canada,
May 26, 2000                                    "Ernst & Young LLP"
                                                Chartered Accountants


                                       F1

                             INTERNET SPORTS NETWORK, INC.
                              CONSOLIDATED BALANCE SHEET
          (All dollar and share amounts in thousands, except per share data)


====================================================================================================


                                                                   March 31,      March 31,
                                                                     2000            1999

----------------------------------------------------------------------------------------------------
ASSETS
 Current
   Cash                                                            $    180       $  2,928
   Restricted cash (note 4)                                             103              -
   Accounts Receivable, (net of allowance of $14, 1999 $nil)            440            182
   Prepaid royalties (note 6)                                         2,443              -
   Prepaid expenses                                                     113             29
                                                                   -----------------------
                                                                      3,279          3,139

 Equipment, net (note 5)                                                523             84
 Prepaid royalties (note 6)                                           2,172              -
 Deferred charges (note 6)                                           13,014              -
 Purchased intangibles, net (note 3)                                  9,905          9,637
 Goodwill, net (note 3)                                               3,151          3,855
                                                                   -----------------------
                                                                   $ 32,044       $ 16,715
                                                                   =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current
   Accounts payable                                                $  1,035       $    171
   Accrued liabilities                                                  197            137
   Deferred revenue                                                     544              -
   Accrued prize commitments                                            336             31
   Loan payable in default (note 7)                                   1,000              -
   Loan payable (note 7)                                                240              -
   Convertible debt (note 8)                                          1,071              -
                                                                   -----------------------
                                                                      4,423            339

 Convertible promissory note and accrued interest (note 9)            5,069              -
 Deferred income taxes (note 11)                                      3,151          3,855
                                                                   -----------------------

                                                                     12,643          4,194
                                                                   -----------------------

 Commitments (note 4, 6 and 13)

 Shareholders' equity (note 10)
   Common stock and additional paid-in capital, $0.001 par value
     50,000 shares authorized
     24,514 outstanding (March 31, 1999 - 17,841)                    52,858         17,127
     Share subscription receivable for 510 shares subscribed           (250)             -
     Deferred compensation                                           (6,900)          (449)
     Accumulated deficit                                            (26,307)        (4,157)
                                                                   -----------------------
                                                                     19,401         12,521
                                                                   -----------------------
                                                                   $ 32,044       $ 16,715
                                                                   =======================




                                       F2

                           INTERNET SPORTS NETWORK, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
       (All dollar and share amounts in thousands, except per share data)



======================================================================================

                                                         Year        Eleven Months
                                                        Ending           Ending
                                                       March 31,        March 31,
                                                         2000             1999
--------------------------------------------------------------------------------------
REVENUE                                              $   5,914       $     152
                                                     -------------------------

EXPENSES
 Prize commitments and other direct costs                2,747             250
 Salaries and benefits                                   2,567             385
 General and administrative                              2,339             424
 Consulting fees                                         1,194             267
 Royalty expense                                         1,135               -
 Advertising                                               421             367
 Interest, bank charges and financing fees                 191              17
 Recapitalization and due diligence costs                   96             690
 Depreciation                                              159              23
 Amortization of purchased intangibles                   7,746             591
 Amortization of goodwill                                2,842             236
 Options granted for services provided                   1,461             632
 Amortization of stock compensation                      5,865              20
 Amortization of deferred charges                        1,832               -
 Warrants issued in lieu of financing fees                 311               -
                                                     -------------------------

 Total expenses                                         30,906           3,902
                                                     -------------------------

Loss before income taxes                               (24,992)         (3,750)

Deferred income tax recovery                            (2,842)           (236)
                                                     -------------------------

Net loss and comprehensive loss                        (22,150)         (3,514)
                                                     =========================

NET LOSS PER SHARE                                   $   (1.06)      $   (0.45)
                                                     =========================

WEIGHTED AVERAGE SHARES OUTSTANDING                     20,859           7,833
                                                     =========================



                                       F3

                              INTERNET SPORTS NETWORK, INC.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         (All dollar and share amounts in thousands, except per share data)


============================================================================================================================
                                                         Common
                                                        Stock and
                                                        Additional      Stock
                                              Number     Paid in    Subscriptions    Deferred    Accumulated
                                             Of Shares   Capital     Receivable    Compensation     Deficit       Total
----------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1998                         5,000        $425        $(14)            $-        $(643)       $(232)
Shares issued in exchange for convertible
    Debentures                                      491         362           -              -            -          362
Shares issued in exchange for amounts
    Payable                                          93          37           -              -            -           37
Existing outstanding shares of BTC on
    January 19, 1999                              1,050           -           -              -            -            -
Shares cancelled in conjunction with
    recapitalization of the Company                (700)          -           -              -            -            -
Shares issued on acquisition of Sportsmark
    Group of Companies                            1,500       2,625           -              -            -        2,625
Shares issued on acquisition of
    Pickem Sports, Inc.                           1,868       3,269           -              -            -        3,269
Shares issued for services                        1,500         522           -              -            -          522
Shares issued for cash                            7,039       9,249           -              -            -        9,249
Deferred compensation related to stock
    Options                                           -         469           -           (469)           -            -
Amortization of deferred compensation
    related to stock options                          -           -           -             20            -           20
Options granted for services provided                 -         632           -              -            -          632
Payment of subscription receivable                                           14              -            -           14
Share issuance costs                                  -        (463)          -              -            -         (463)
Net loss                                              -           -           -              -       (3,514)      (3,514)
                                                ------------------------------------------------------------------------
Balance at March 31, 1999                        17,841     $17,127          $-          $(449)     $(4,157)     $12,521
Shares issued on acquisition of Ultimate
    Sports Publishing                               125         750           -              -            -          750
Shares issued in acquisition of Innovation                                                                -
    Partners Inc.                                   616       4,066           -              -            -        4,066
Shares issued for cash                            1,073       1,745                          -            -        1,745
Shares issued for promotion rights                4,299      13,234           -              -            -       13,234
Shares issued in exchange for service                50          88           -              -            -           88
Shares issued for subscription receivable           510         250        (250)             -            -            -
Options related to deferred compensation              -      12,316           -        (12,316)           -            -
Options granted for services provided                 -       1,461           -              -            -        1,461
Warrants issued for promotion                         -       1,612           -              -            -        1,612
Warrants issued for financing                         -         311           -              -            -          311
Amortization of deferred compensation
    related to stock options                          -           -           -          5,865            -        5,865
Share issuance costs                                  -        (102)          -              -            -         (102)
Net loss                                              -           -           -              -      (22,150)     (22,150)
                                                ------------------------------------------------------------------------
Balance at March 31, 2000                        24,514     $52,858       $(250)       $(6,900)    $(26,307)     $19,401
                                                ========================================================================


                                       F4

                       INTERNET SPORTS NETWORK, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
      (All dollar and share amounts in thousands, except per share data)


===========================================================================================================

                                                                 Year Ended          Eleven Months Ended
                                                               March 31, 2000          March 31, 1999
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                         $  (22,150)            $   (3,514)
Adjustment to reconcile net loss to
    net cash used in operating activities:
Depreciation                                                            159                     23
Amortization of purchased intangibles                                 7,746                    591
Amortization of goodwill                                              2,842                    236
Debt conversion inducement                                                -                    144
Options granted for service                                           1,461                    632
Amortization of stock compensation                                    5,865                     20
Amortization of deferred charges                                      1,832                      -
Non-monetary sale of member information                                 500                      -
Warrants issued in lieu of finance fees                                 311                      -
Shares issued for services                                               88                    522
Deferred income tax recovery                                         (2,842)                  (236)
Changes in other operating assets and liabilities:
  Increase in receivables                                              (234)                  (142)
  (Increase) decrease in prepaid expenses                               (84)                    16
  Increase in prepaid royalties                                      (4,615)                     -
  Increase in accounts payable                                          514                     72
  Increase in accrued liabilities                                       341                     30
  Increase in deferred revenue                                           44                      -
                                                                 ---------------------------------
Net cash used in operating activities                                (9,222)                (1,606)
                                                                 ---------------------------------

INVESTING ACTIVITIES
Purchase of Ultimate Sports Publishing                                 (860)                     -
Purchase of Sportsbuff                                               (1,000)                     -

Purchase of Sportsmark Group of Companies                                 -                 (1,254)
Purchase of Pickem Sports, Inc.                                           -                 (3,000)
Cash acquired with Sportsbuff                                            36                      -
Purchase of intangibles                                                 (60)                     -
Purchase of equipment                                                  (562)                   (21)
                                                                 ---------------------------------
Net cash used in investing activities                                (2,446)                (4,275)
                                                                 ---------------------------------

FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of share
    issuance costs $102 (1999 - $463)                                 1,643                  8,800
Proceeds and interest from issuance of
    Convertible promissory note                                       5,069                      -
Proceed from loan payable and convertible debt                        2,561                      -
Increase in restricted cash                                            (103)
Payment of loan payable                                                (250)                     -
                                                                 ---------------------------------
Net cash provided by financing activities                             8,920                  8,800
                                                                 ---------------------------------

Net increase (decrease) in cash and cash equivalents                 (2,748)                 2,919
Cash and cash equivalents:
  Beginning of period                                                 2,928                      9
                                                                 ---------------------------------
  End of period                                                  $      180             $    2,928
                                                                 =================================


                                       F5

                       INTERNET SPORTS NETWORK, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
      (All dollar and share amounts in thousands, except per share data)


===========================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
                                                                    Year Ended          Eleven Months Ended
                                                                  March 31, 2000           March 31, 1999
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Sale of sports contests                                                    500                         -
Advertising expense                                                       (500)                        -
Sale of member information                                               1,000                         -

INVESTING ACTIVITIES
Net assets of Ultimate Sports Publishing acquired for shares         $    (750)                        -
Net assets of Sportsbuff acquired for shares                            (4,066)                        -
Net assets of Pickem Sports, Inc. aquired for shares                         -                    (3,269)
Net assets of Sportsmark Group of Companies aquired for shares               -                    (2,625)
Acquisition of Sportsrockettravel                                       (1,000)                        -

FINANCING ACTIVITIES
Common stock issued in exchange for convertible debentures                   -                       196
Shares issued on acquisition of Ultimate Sports Publishing                 750                         -
Shares issued on acquisition of Sportsbuff                               4,066                         -
Shares issued on acquisition of Pickem Sports, Inc.                          -                     3,269
Shares issued on acquisition of Sportsmark Group of Companies                -                     2,625
Shares issued for services                                                  88                       522
Shares issued for subscription receivable                                  250                         -
Accrued interest settled for shares                                          -                        22
Deferred compensation                                                   12,316                         -
Shares issued for promotion rights                                      13,234                         -
Warrants issued for promotion rights                                     1,612
Warrants issued in lieu of financing fees                                  311
Common stock issued in exchange for accounts payable
   paid by shareholder                                                       -                        37

Cash interest paid                                                   $      41                 $      10
                                                                     ===================================
Cash taxes paid                                                      $       -                 $       -


                                       F6

                                 INTERNET SPORTS NETWORK, INC.
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar and share amounts in thousands, except per share data)

================================================================================

NOTE 1.       NATURE AND CONTINUANCE OF OPERATIONS

              Internet Sports Network, Inc. ("ISN" or the "Company") was incorporated on April 28, 1997 (Inception) under the laws of the State of Nevada, United States and its principal business activities include the development and marketing of sports contest organization services administered through the Internet. Substantially all of the Company's operations are conducted by its wholly owned subsidiaries in the United States and Canada.

NOTE 2.       SIGNIFICANT ACCOUNTING POLICIES

              RECAPITALIZATION OF THE COMPANY AND PURCHASE OF BIRCH TREE CAPITAL CORP. NET ASSETS

              Effective January 19, 1999, ISN, then a privately held Nevada corporation, entered into an agreement with BTC, a Florida shell corporation with no operations which traded on the over the counter/bulletin board as "BICP" formed on October 6, 1996 and its majority shareholder (the "Shareholder"). At the time of the agreement, BTC had no assets and no liabilities. Pursuant to this agreement, BTC issued in excess of 9,000 shares of stock to the shareholders of ISN, the Nevada corporation. For the additional consideration of being permitted to retain 1,025 shares of common stock of BTC and for a cash payment of $250, the Shareholder agreed to cancel 3,975 shares of common stock held in his name. Two of ISN's existing shareholders, agreed to pay the cash consideration portion to the Shareholder in exchange for receiving an option to purchase 500 shares each of common stock held by the Shareholder for nominal proceeds. The two ISN shareholders also agreed to the cancellation of 350 shares each of their ISN, a Nevada corporation, common stock. Effective January 19, 1999, the stockholders of ISN, a Nevada corporation initiated the exchange of one hundred percent (100%) of their shares for an equal number of shares of common stock of BTC. On February 1, 1999, BTC changed its name to Internet Sports Network, Inc., a Florida corporation, and changed its OTC/BB symbol to ISNI. On February 22, 1999, ISN, a Nevada corporation merged into ISN a Florida corporation with the Florida corporation being the surviving entity.

              As a result of the above transactions, the former BTC shareholders held less than 1% of shares of ISN consisting of 25 held by Shareholder and 25 held in the public float. This transaction provided the Company with access to a public market and quote for its securities. Accordingly, this has been accounted for as a recapitalization of the Company and the issuance of shares to the former shareholders of BTC. The legal parent company, BTC, was deemed to be a continuation of ISN, and accordingly, these consolidated financial statements are a continuation of the financial statements of ISN, the legal subsidiary and not the legal parent. In these consolidated financial statements the comparative figures are those of ISN. As a result of the transaction, ISN's year end was changed to March 31.


              The transaction has been accounted for using the purchase method with the cost of the purchase being a nominal value of $1.


                                       F7

                                 INTERNET SPORTS NETWORK, INC.
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar and share amounts in thousands, except per share data)

================================================================================

NOTE 2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D...)

              RECAPITALIZATION OF THE COMPANY AND PURCHASE OF BIRCH TREE CAPITAL CORP. NET ASSETS (CONT'D...)

              Recapitalization and due diligence costs are made up of the following:


                  Commission on BTC transaction (700 shares at $0.40)                                           280
                  Debt conversion inducement                                                                    144
                  Legal fees on BTC transaction                                                                  71
                  Digital Data Networks Inc. ("DDN") settlement fee                                              70
                  DDN Shares issued on settlement (150 shares at $0.40)                                          60
                  Legal fees on DDN proposed transaction                                                         15
                  Legal fees on acquisition of the Sportsmark Group of Companies and Pickem Sports, Inc.         50
                                                                                                                ---
                  Total recapitalization and due diligence costs                                                690
                                                                                                                ===

              In late November-December 1998, the Company had entered into an agreement with DDN to conduct a share exchange wherein DDN would be the surviving entity to be renamed Internet Sports Network, Inc. Pursuant to that agreement, DDN and two directors of DDN agreed to pay a total of $370 to the Company in exchange for shares of common stock at $.40 per share. In late December 1998, the Company realized that it would not have shareholder approval of the agreement with DDN. Accordingly, the Company terminated the agreement. As part of a settlement between the two companies, DDN was reimbursed $70 for the costs it incurred in connection with the transaction and retained 150 shares of common stock of the Company, valued at $60, or $0.40 per share, which has been included in the Statement of Operations and Comprehensive loss within Recapitalization and due diligence costs. The rest of the common stock was returned to the Company and the full $370 was refunded.

              In order to facilitate the recapitalization of the Company and purchase of the net assets of BTC, the Company offered to exchange the principal amount of debentures of $196 originally issued in 1997 for shares of the Company's common stock at a per share price of $0.40 resulting in the issuance of approximately 491 common shares. The value of shares issued on conversion of the debentures includes the inducement provided to the debenture holders of $144 and $22 of accrued interest which had been previously charged to the consolidated statement of operations and comprehensive loss was forfeited by the debenture holders on conversion.

              BUSINESS COMBINATIONS

              The business combinations have been accounted for under the purchase method of accounting, and the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in purchase intangibles and goodwill in the accompanying consolidation balance sheet.

              PRINCIPLES OF CONSOLIDATION

              These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


                                       F8

                                 INTERNET SPORTS NETWORK, INC.
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar and share amounts in thousands, except per share data)

================================================================================

NOTE 2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D...)

              USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

              CASH AND CASH EQUIVALENTS

              The company has defined cash and cash equivalents to include cash and time deposits with original maturities of 90 days or less.

              CONCENTRATION OF CREDIT RISK

              Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holding of cash held by one deposit taking institutions. The Company manages its credit risk by depositing its cash in high-quality, regulated deposit taking institutions.

              PURCHASED INTANGIBLES AND GOODWILL

              Purchased intangibles consist primarily of software, licenses, customer lists, trademarks and contest agreements. Purchased intangibles of $9,905 (1999 - $9,637) are stated net of total accumulated amortization of $8,337 (1999 - $591) at March 31, 2000 in the accompanying consolidated balance sheet. Purchased intangibles are being amortized on a straight-line basis principally over two years.

              Goodwill of $3,151 (1999 - $3,855) is stated net of total accumulated amortization of $3,078 (1999 - $236) at March 31, 2000 in the accompanying consolidated balance sheet. Goodwill is being amortized on a straight-line basis principally over two years.

              LONG-LIVED ASSETS

              In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", the carrying value of intangibles assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future, the Company will measure the amount of the impairment based on discounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

              ADVERTISING COSTS

              The cost of advertising is expenses as incurred.


                                       F9

                                 INTERNET SPORTS NETWORK, INC.
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar and share amounts in thousands, except per share data)

================================================================================


NOTE 2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D...)

              STOCK-BASED COMPENSATION

              The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensations". APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value of SFAS No. 123.

              COMPREHENSIVE INCOME (LOSS)

              SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income
              (loss) and its components in the consolidated financial statements. There are no items of other comprehensive income
              (loss) that require additional reporting.

              FOREIGN CURRENCY TRANSLATION

              The functional currency of the Company is the Canadian dollar while its reporting currency is the United States dollar. The assets and liabilities of the Canadian subsidiaries are translated using the exchange rate in effect at period end, and revenues and expenses are translated at the average rate during the period. Exchange gains or losses on translation of the Company's net equity investments in these subsidiaries are reported as a separate component of other comprehensive income in shareholders' equity. The translation adjustments as a March 31, 2000 and March 31, 1999 were insignificant.

              EQUIPMENT

              Equipment is recorded at cost. Amortization is provided over the estimated useful life of the asset using the declining balance basis at the following rates:

                  Computer software                         12 months
                  Office equipment and furniture            60 months
                  Computer equipment                        40 months

              REVENUE RECOGNITION

              The Company earns revenue from membership and other fees received for Internet-based sports information, sports contest organization services and member information. Membership fees are received prior to the beginning of a particular sport season or event and recorded as deferred revenue until recognized in revenue ratably over the season or upon completion of the event. Other fees received for Internet-based sports information and sports contest organization services are recognized in income ratably over the season or upon completion of the event. Fees from the sale of member information is recognized upon delivery and customer acceptance. Revenues from the sale of product in the publishing segment are recognized when product is shipped based on gross sales less a provision for estimated returns. Deferred revenue of $544 (1999 - $nil) was recorded on the consolidated balance sheet as at March 31, 2000.


                                       F10

                                 INTERNET SPORTS NETWORK, INC.
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (All dollar and share amounts in thousands, except per share data)

================================================================================

NOTE 2.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D....)

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

              FAIR VALUE OF FINANCIAL INSTRUMENTS

              The Company's financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, accrued liabilities, accrued prize commitments and accrued commission on stock issuance. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The carrying amounts of these current assets and liabilities approximate their fair values due to their immediate or short-term nature.

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

              LOSS PER SHARE

              Basic loss per share excludes any dilutive effects of options and convertible debentures. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period and includes common shares issued subsequent to the period end for which all consideration had been received prior to the period end and which no other contingencies existed. Diluted loss per share is equal to the basic loss per share as the effect of the stock options and convertible debentures are anti-dilutive. There are no other dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

              EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

              In June 1998, the Financial Accounting Standards Board issued Statement No.133, "Accounting for Derivative and Hedging Activities", which was required to be adopted in years beginning after June 15, 1999. As a result of the issuance of Statement No. 137, the required adoption date was deferred to years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ["SAB101"]. In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101A which deferred the implementation of SAB101 for the Company until the three months ending June 30, 2000 reporting period.

              Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of disclosures.

                                       F11

                         INTERNET SPORTS NETWORK, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (All dollar and share amounts in thousands, except per share data)

================================================================================

NOTE 3.       BUSINESS COMBINATIONS

              Effective June 22, 1999, the Company acquired certain assets of National Publisher Services consisting of the Ultimate Sports Publishing division ("Ultimate Sports"). Ultimate Sports publishes annual sports magazines.

              Effective June 30, 1999, the Company acquired 100% of the shares of Innovation Partners Inc, (d/b/a Sportsbuff), ("Sportsbuff"). The business of Sportsbuff is to conduct and administer sports contest services for its clients.

              Effective March 31, 2000, the Company acquired 60% of the shares of Sportsrocketravel, Inc. The business of Sportsrocketravel is to provide sports event focused travel packages to clients.

              The transactions are summarized as follows:


              ===============================================================================================
                                                  As at             As at               As at
                                         June 22, 1999,    June 30, 1999,     March 31, 2000,
                                        Ultimate Sports        Sportsbuff   Sportsrocketravel        Total
              -----------------------------------------------------------------------------------------------
              Net assets acquired at
              fair values:
              Working capital              $          -      $       (314)      $        -      $     (314)
              Equipment                               -                36                -              36
              Purchased intangibles               1,610             5,344            1,000           7,954
              Goodwill                                -             2,138                            2,138
              Deferred income taxes                   -            (2,138)               -          (2,138)
                                           ------------      ------------      -----------      ----------
                                           $      1,610      $      5,066      $     1,000      $    7,676
              ===============================================================================================
              Funded by:
              Cash                         $        860      $      1,000      $         -      $    2,860
              Shares of common stock                750             4,066                -           4,816
                                           ------------      ------------      -----------      ----------
                                           $      1,610      $      5,066      $         -(1)   $    7,676
              ===============================================================================================

              (1) The interest in Sportsrocketravel, Inc. was acquired in a non-monetary exchange for member information.

              Purchased intangibles related to the acquisition of Sportsbuff consist of developed contest software, licenses, participant lists, customer lists, trademarks and domain names.

              Purchased intangibles related to the acquisition of Ultimate Sports consist of trademarks, customer contracts, client lists, and domain names.

              Purchased intangibles related to the acquisition of Sportsrocketravel consist of service contracts and domain names.

              Effective February 5, 1999, the Company squired 100% of the shares of three companies under common ownership and software license rights from a fourth company (the "Sportsmark Group of Companies"). The Sportsmark Group of Companies conduct and administer sports contests services for their clients.

              Effective March 5, 1999, the Company acquired 100% of the shares of Pickem Sports, Inc. ("Pickem"). The business of Pickem consisted of adaptable software to support the Company's growth in sports contests run through the Internet.


                                       F12

                         INTERNET SPORTS NETWORK, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (All dollar and share amounts in thousands, except per share data)
===============================================================================


NOTE 3.       BUSINESS COMBINATIONS (CONT'D...)

              The transactions are summarized as follows:

              =====================================================================================================
                                                                  As at             As at
                                                      February 5, 1999,     March 5, 1999,
                                                       Sportsmark Group             Pickem
                                                           of Companies       Sports, Inc.           Total
              -----------------------------------------------------------------------------------------------------
              Net assets acquired at fair values:
              Working capital                              $       (129)       $         9    $       (120)
              Equipment                                              28                 12              40
              Purchased intangibles                               3,980              6,248          10,228
              Goodwill                                            1,592              2,499           4,091
              Deferred income taxes                              (1,592)            (2,499)         (4,091)
                                                           ------------        -----------    ------------
                                                           $      3,879        $     6,269    $     10,148
              =====================================================================================================
              Funded by:
              Cash                                         $      1,254        $     3,000    $      4,254
              Shares of common stock                              2,625              3,269           5,894
                                                           ------------        -----------    ------------
                                                           $      3,379        $     6,269    $     10,148
              =====================================================================================================

              Purchased intangibles related to the acquisition of the Sportsmark Group of Companies consist of developed contest software, licenses, participant lists, customer lists, trademarks and domain names.

              Purchased intangibles related to the acquisition of Pickem consist of developed contest software, customer contracts, client lists, contest agreements, trademarks and domain names.

              PURCHASED INTANGIBLES

              =====================================================================================================
                                                                                         ELEVEN MONTH
                                                                YEAR ENDING             PERIOD ENDING
                                                              MARCH 31, 2000            MARCH 31, 1999
              ---------------------------------------------------------------------------------------------------
              Purchased intangibles, net, beginning of period   $     9,637                         -
              Purchased intangibles from acquisitions                 7,954                    10,228
              Domain name                                                60                         -
                                                                -----------               -----------
                                                                     17,651                    10,228
              Less amortization expense                              (7,746)                     (591)
                                                                -----------               -----------
              Purchased intangibles, net, end of period         $     9,905               $     9,637
              =====================================================================================================

                                       F13

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 3.       BUSINESS COMBINATIONS (CONT'D...)

              GOODWILL


              =============================================================================================
                                                                                         ELEVEN MONTH
                                                               YEAR ENDING              PERIOD ENDING
                                                            MARCH 31, 2000             MARCH 31, 1999
              ---------------------------------------------------------------------------------------------
              Goodwill, net, beginning of period                $   3,855               $
              Goodwill from acquisitions                            2,138                     4,091
                                                                ---------               -----------
                                                                    5,993                     4,091
              Less amortization expense                            (2,842)                     (236)
                                                                ---------               -----------
              Goodwill, net, end of period                      $   3,151               $     3,855
              =============================================================================================

              The unaudited pro forma combined consolidated financial information for the aggregate of the Sportsmark Group of Companies, Pickem and Sportsbuff acquisitions described above and accounted for under the purchase method of accounting, as though the acquisitions had occurred on May 1, 1998, would have resulted in net sales of $6,564 (1999 - $3,205); loss before income taxes of $26,080 (1999 - $12,122); net loss of $22,984 (1999 - $9,269);
              and basic and diluted loss per share of $1.09 (1999 - $0.84) for the year ended March 31, 2000. The pro forma net loss includes amortization of purchased intangibles and goodwill of $11,478 (1999 - $9,994) for the year ended March 31, 2000. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company been a combined company during the specified period.


NOTE 4.       RESTRICTED FUNDS

              The Company segregated $150 Canadian as security for a letter of Guarantee for the Company's lease on its Toronto facilities. A further $120 Canadian are due to be restricted under the terms of the lease.

NOTE 5.       EQUIPMENT

              Equipment consists of the following:


              =============================================================================================

                                                               MARCH  31,                 MARCH 31,
                                                                 2000                       1999
              ---------------------------------------------------------------------------------------------
              Computer equipment                                 $    472                $       83
              Software                                                156                         -
              Office equipment and furniture                           85                        32
                                                                ---------                ----------
                                                                      713                       115
              Less accumulated depreciation                          (190)                      (31)
                                                                ---------                ----------
              Equipment, net                                     $    523                $       84
              =============================================================================================

                                      F14

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 6.       DEFERRED CHARGES AND PREPAID ROYALTIES

              LABATT BREWING COMPANY LIMITED
              On August 1, 1999, the Company entered into a five year agreement with Labatt Brewing Company Limited ("LBCL") for the promotion rights to be the exclusive contest provider for Beer.com,. In exchange for this exclusive agreement, the Company is granting LBCL 1,000 common shares over the five year term. All 1,000 shares have been placed in escrow. 200 shares are owing at the start of each year of the contract, and distributed to LBCL on each anniversary date of the contract. The minimum share obligation under this agreement (200 shares) have been recorded at the market value of the shares as at August 1, 1999 ($6.75 per share) as a deferred charge, and is being amortized over a one year period.

              Sportsline.com
              On December 21, 1999, the Company entered into a four year agreement for the promotion rights for services for Sportsline.com, Inc. ("Sportsline"). In exchange for this agreement, the Company has granted Sportsline 4,099 common shares, and a Warrant to acquire up to 1,033 common shares at an exercise price of $2.90 per share, with certain repricing rights. The shares have been recorded at the market value of the shares at December 21, 1999 ($2.90 per share), and the Warrant has been recorded at its fair value estimated at the date of grant using a Black-Scholes option pricing model ($1.56 per share underlying the Warrant) as a deferred charge, and is being amortized over the four year period.

              Shares issued to LBCL                            $      1,350
              Shares issued to Sportsline                            11,884
              Warrants issued to Sportsline                           1,612
                                                               ------------
              Total Deferred Charges                                 14,846
              Less Accumulated Amortization                          (1,832)
                                                               ------------

                                                               $     13,014
                                                               ============

              The Sportsline Agreement calls for minimum royalty payments as follows:

                  Year 1                                       $      2,750
                  Year 2                                              3,000
                  Year 3                                              5,000
                  Year 4                                              7,000
                                                               ------------
                                                               $     17,750
                                                               ============

              The Company has prepaid the minimum royalty for each of the first two years of the agreement, totaling $5,750. Amortization of the current year's prepaid royalty is calculated on a monthly basis. Each month's expense is equal to the greater of (a) the amount calculated by using a straight line amortization over the period of the effective years' prepaid royalty, or (b) the amount that would be otherwise payable based on the actual royalty calculation. To the extent that the cumulative royalty payable for the respective twelve month period exceeds the prepaid royalty amount for that period the net excess is expensed in the period and is due to Sportsline through an incremental cash payment

                                      F15

                         INTERNET SPORTS NETWORK, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (All dollar and share amounts in thousands, except per share data)

================================================================================

NOTE 6.       DEFERRED CHARGES AND PREPAID ROYALTIES (CONT'D...)

              PREPAID ROYALTIES

              =============================================================
                                                          MARCH 31,
                                                            2000
              -------------------------------------------------------------
              Opening balance                           $         -
              Additions                                       5,750
              Amortization expense                           (1,135)
                                                        -----------
              Prepaid royalties, net                    $     4,615
                                                        ===========

              Current portion                           $     2,443
              Long term portion                               2,172
                                                        -----------
                                                        $     4,615
              =============================================================

              In the event that the Company raises over $10,000 through a public sale of its common stock, the Company is required to pay Sportsline an amount equal to the lesser of (a) the next 12 month minimum royalty amount, or (b) 20% of the proceeds from the public sale of common stock. Any such payment will be treated as a prepayment towards the minimum royalty amounts payable.

NOTE 7.       LOANS PAYABLE


              Loan payable with interest calculated at 10% per annum ("10% Loan").
              The loan is unsecured, and the principal and accrued interest are due
              on March 31, 2000.  The loan is in default.                                $   1,000

              Loan payable with interest calculated at 7.25% per annum. The note is unsecured, and the principal and accrued interest are due the earlier of raising an additional $4,000 through the sale of equity
              instruments or June 30, 2000 (the "Maturity Date").                        $     240
                                                                                         ---------
                                                                                         $   1,240
                                                                                         =========


              The 10% Loan was initially due on December 31, 1999, and the Company granted a warrant to acquire up to 80 common shares at an exercise price of $2.18 per share. Financing fees of approximately $23 cash were also paid in consideration for the loan. In consideration for extending the 10% Loan due date to March 31, 2000, the Company granted an additional warrant to acquire up to 30 common shares at an exercise price of $2.90 per share. The 80 warrants expire on October 31, 2001 and the 30 warrants expire on December 31, 2001.

              Subsequent to year end, the Company repaid $250 of the 10% Loan, plus accrued interest to March 31, 2000. As of May 26, 2000 the balance of $750 remains outstanding and is due on demand. According to the terms of the 10% Loan, the effective interest rate increases by 1 1/2 % for each month the 10% Loan is overdue.


                                       F16

                         INTERNET SPORTS NETWORK, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (All dollar and share amounts in thousands, except per share data)

================================================================================

NOTE 8.       CONVERTIBLE DEBT


              Series 1 convertible debentures maturing on June 30, 2000 unless paid or converted earlier. Interest accumulates at the rate of 8%
              per annum, calculated daily, due on maturity                                $   521

              Series 1 convertible debentures maturing on May 31, 2000 unless paid or converted earlier.  Interest accumulates at the rate of 8% per
              annum, calculated daily, due on maturity                                        300

              10% convertible note                                                            250
                                                                                          -------
                                                                                          $ 1,071
                                                                                          =======

              The Series 1 convertible debentures can be repaid in whole or in part prior to maturity, without penalty. Commencing April 1, 2000, the purchaser has the right, at its option, on or before maturity to convert the outstanding amount. These rights will only arise in the event the Company is able to raise gross proceeds of not less than $5,000. The principal and accumulated interest may be converted at the rate of (a) one common stock per $3.00 of principal and interest if the private offering is $3.00 per share or greater or (b) the price at which the private offering is completed, if such price is less than $3.00 per share. Series 1 convertible debentures are secured by all of the companies property and assets, real and personal, moveable and immovable, tangible and intangible, of every nature and kind whatsoever, wheresoever, both present and future. The Company granted warrants to acquire up to 75 common shares at an exercise price of $2.90 per share. 30 of the warrants expire on January 31, 2001, and the remaining 45 warrants expire on February 21, 2001. The Warrants have been recorded at their fair value estimated at the date of grant using a Black-Scholes option pricing model ($1.56 per share underlying the Warrant) as a deferred charge, and has been fully amortized as at year end.

              The 10% convertible note initially matured on the earliest of
              (a) the date the Company closed its issuance of 10% Convertible Debentures and (b) April 27, 2000. In the event the Company received additional financing prior to April 27, 2000 the outstanding principal balance and all accrued interest shall automatically be converted into Convertible Debentures. If additional financing was not secured, the Company agreed to issue the holder a warrant to purchase fifty thousand shares. The exercise price would equal 110% of the closing bid price on the trading date immediately preceding the date that is the earlier of (a) the first date the company is in default and (b) the date the Company informs the holder it intends to terminate proposed placement on Convertible Debentures. The 10% convertible note was converted into Convertible Debentures on May 12, 2000, and the holder of the note waived their right to receive any warrants.

              Pursuant to their terms the Convertible Debentures convert automatically into Series A Preferred Shares upon the authorization of the Series A Preferred Stock. The Series A Preferred Shares are convertible into common stock at a conversion rate of the lesser of $2.90 per common share issued, and 90% of the market price for a period prior to conversion. The Preferred Shares are convertible at any time, at the option of the Holder and automatically after three years. The Series A Preferred Stock carries a 5% dividend, payable on conversion in cash or stock, at the Company's option.

                                       F17

                         INTERNET SPORTS NETWORK, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (All dollar and share amounts in thousands, except per share data)

================================================================================

NOTE  9.      CONVERTIBLE PROMISSORY NOTE AND ACCRUED INTEREST

              On December 21, 1999 the Company issued a Convertible Promissory Note ("Note") for $5,000, convertible at the holders option into common stock of the Company at a conversion price of $2.90 per share. This conversion price may be reduced upon the Company issuing common stock, or instruments convertible into common stock at a price of less than $2.90 per share. The Note bears interest at the rate of 5% per annum, payable at maturity in cash or shares of common stock. The note has a term of four years. The Note can be converted into shares at the Company's option following a public offering providing gross proceeds to the Company of not less than $20,000, having an initial per share price to the public of not less than $5.00 per share. As at March 31, 2000 interest of $69 has accrued on the Note.

NOTE 10.      SHAREHOLDERS' EQUITY

              COMMON STOCK
              The authorized share capital of ISN which, for accounting purposes, is deemed to have acquired BTC effective January 19, 1999, consisted of 20,000 common shares with a par value of $0.001. Changes in the capital stock of ISN to January 19, 1999, the effective date of the transaction with BTC, were as follows:


                                                                       NUMBER           COMMON STOCK AND
                                                                     OF SHARES          PAID-IN CAPITAL
                                                                      (`000's)              ($000's)
              --------------------------------------------------------------------------------------------
              Balance at April 30, 1998                                 5,000                   411
              Shares issued in exchange for convertible
                debentures                                                491                   362
              Shares issued in exchange for amounts payable                93                    37
              Shares issued for services                                1,500                   522
              Shares issued for cash                                    2,001                   801
              --------------------------------------------------------------------------------------------
              BALANCE JANUARY 19, 1999                                  9,085                 2,133
              ============================================================================================

              During the period ended January 19, 1999, 1,500 shares were issued for services rendered at prices ranging from $0.28 to $0.40 per share. Included in this total are 950 shares issued to officers and directors of ISN for marketing and financing services.

              AS AT JANUARY 19, 1999

              For accounting purposes, the share capital of the continuing consolidated entity as at January 19, 1999 is computed as follows:


                                                                       (`000's)
              --------------------------------------------------------------------
              Existing share capital and paid-in capital of ISN,
                January 19, 1999                                         2,133
              Ascribed value of the shares of BTC                            -
              --------------------------------------------------------------------
              SHARE CAPITAL AT JANUARY 19, 1999                          2,133
              ====================================================================


                                       F18

                         INTERNET SPORTS NETWORK, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 10.      SHAREHOLDERS' EQUITY (CONT'D...)

              COMMON STOCK (CONT'D)

              As a result of the recapitalization and the issuance of shares to the former shareholders of BTC, ISN became a wholly-owned subsidiary of BTC. For accounting purposes, at January 19, 1999, the outstanding shares of the continuing consolidated entity consisted of the number of BTC shares issued to that date with an ascribed value equal to the share capital of the continuing consolidated entity as computed above. As part of the BTC transaction the authorized share capital of the Company was increased to 50,000 common shares with a par value of $0.001. As a result, the number of outstanding shares of BTC as at January 19, 1999 is computed as follows:


                                                                                NUMBER OF
                                                                                 SHARES
                                                                                (`000's)
              ----------------------------------------------------------------------------------
              Existing outstanding shares of BTC, January 19, 1999                1,050
              Share transactions related to the business combination
                Issued to ISN shareholders                                        9,085
              ----------------------------------------------------------------------------------
              OUTSTANDING COMMON SHARES AT JANUARY 19, 1999                      10,135
              ==================================================================================

              TO MARCH 31, 1999


                                                                                                  COMMON
                                                                                 NUMBER           STOCK AND
                                                                                OF SHARES        PAID-IN CAPITAL
                                                                               (`000's)          ($000's)
              ------------------------------------------------------------------------------------------------------
              BALANCE JANUARY 19, 1999                                           10,135             2,133
              Shares issued for cash, net of subscription receivable              5,038             8,462
              Shares cancelled                                                     (700)                -
              Shares issued on acquisition of Sportsmark Group of Companies       1,500             2,625
              Shares issued on acquisition of Pickem Sports, Inc.                 1,868             3,269
              Deferred compensation related to stock options                          -               469
              Options granted for services                                            -               632
              Share issuance costs                                                    -              (463)
              ------------------------------------------------------------------------------------------------------
              BALANCE MARCH 31, 1999                                             17,841            17,127
              ======================================================================================================

              Included in the shares outstanding as at March 31, 1999 are 561 shares to be issued for which all consideration has been received and which no other contingencies exist.

                                       F19

                         INTERNET SPORTS NETWORK, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 10.      SHAREHOLDERS' EQUITY (CONT'D...)

              COMMON STOCK (CONT'D)

              TO MARCH 31, 2000


                                                                                                    COMMON
                                                                              NUMBER            STOCK AND
                                                                             OF SHARES     PAID-IN CAPITAL
                                                                             (`000's)           ($000's)
              -------------------------------------------------------------------------------------------------
              BALANCE MARCH 31, 1999                                             17,841            17,127
              Shares issued for cash                                              1,073             1,745
              Shares issued for subscription receivable                             510               250
              Shares issued on acquisition of Sportsbuff                            616             4,066
              Shares issued on acquisition of Ultimate Sports                       125               750
              Shares issued in exchange for promotion rights                      4,299            13,234
              Shares issued for services                                             50                88
              Deferred compensation related to stock options                          -            12,316
              Options granted for services                                            -             1,075
              Warrants granted for promotion rights                                   -             1,806
              Warrants granted for service                                            -               386
              Share issuance costs                                                    -              (102)
              -------------------------------------------------------------------------------------------------
              BALANCE MARCH 31, 2000                                             24,514            52,741
              =================================================================================================

              Subsequent to year end, the Company amended its Articles of Incorporation to increase the authorized shares of common stock from 50,000 to 100,000 and to establish a class of authorized preferred shares, with 20,000 shares authorized.

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

              STOCK OPTION ACTIVITY

              The following table summarizes the Company's stock option activity:


              =================================================================================================
                                                                  NUMBER OF              WEIGHTED AVERAGE
                                                               SHARES (`000'S)             EXERCISE PRICE
              -------------------------------------------------------------------------------------------------
              Balance at April 30, 1998                                   -                        -

              Options granted and assumed                             3,415                   $    1.51
              Options exercised                                         (50)                  $    0.80
                                                                      -----
              March 31, 1999                                          3,365                   $    1.52
              =================================================================================================

                                       F20

                         INTERNET SPORTS NETWORK, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 10.      SHAREHOLDERS' EQUITY (CONT'D...)

              STOCK OPTION ACTIVITY (CONT'D)

              TO MARCH 31, 2000

                                                       NUMBER OF              WEIGHTED AVERAGE
                                                    SHARES (`000'S)             EXERCISE PRICE
              ------------------------------------------------------------------------------------------
              Balance at March 31, 1999                    3,365                   $    1.52

              Options granted and assumed                  4,035                   $    2.36
              Options cancelled                             (735)                  $    4.15
              Options exercised                             (575)                  $    0.40
                                                           -----
              March 31, 2000                               6,090                   $    1.87
              ===============================================================================================

              The following table summarizes information about options outstanding and options exercisable at March 31, 1999.

              ===============================================================================================

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
              -----------------------------------------------------         ---------------------------------
                                                WEIGHTED AVERAGE
                                  OPTIONS     REMAINING CONTRACTUAL           OPTIONS       WEIGHTED AVERAGE
              EXERCISE PRICE    OUTSTANDING           LIFE                  EXERCISABLE      EXERCISE PRICE
              --------------    -----------   ---------------------         -----------     ----------------
              $         0.40         575             5.0 years                  575          $     0.40
                        1.75       2,790             4.7 years                2,200                1.75
              $  0.40 - 1.75       6,090             4.8 years                2,775          $     1.47
              ===============================================================================================

              The following table summarizes information about options outstanding and options exercisable at March 31, 2000.

              ===============================================================================================

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
              ----------------------------------------------------         --------------------------------
                                              WEIGHTED AVERAGE
                                  OPTIONS    REMAINING CONTRACTUAL           OPTIONS      WEIGHTED AVERAGE
              EXERCISE PRICE    OUTSTANDING          LIFE                  EXERCISABLE     EXERCISE PRICE
              --------------    -----------  ---------------------         -----------    ----------------
              $        0.40        1,850             4.3 years                  783          $     0.40
                       1.75        2,785             3.5 years                2,565                1.75
                       3.00          580             4.5 years                  167                3.00
                       3.25           20             2.5 years                   20                3.25
                       4.00          335             4.7 years                   -0-               4.00
                       4.08          100             4.3 years                   25                4.08
                       4.54          150             4.1 years                   -0-               4.54
                       4.76           15             4.3 years                    5                4.76
                       5.00           25             1.2 years                   25                5.00
                       6.00          204             4.3 years                   79                6.00
                       6.25            1             4.7 years                    1                6.25
                       7.00           25             1.2 years                   25                7.00
              -----------------------------------------------------------------------------------------
              $ 0.40 - 7.00        6,090             4.0 years                3,695          $     1.70
              ===============================================================================================

                                       F21

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 10.      SHAREHOLDERS' EQUITY (CONT'D...)

              WARRANT ACTIVITY

              The following table summarizes the Company's warrant activity:


              ================================================================================================
                                                                  NUMBER OF              WEIGHTED AVERAGE
                                                             WARRANTS (`000'S)             EXERCISE PRICE
              ------------------------------------------------------------------------------------------------
              Balance at March 31, 1999                                   -                          -

              Warrants granted                                        1,418                   $    3.16
              Warrants cancelled                                          -                          -
              Warrants exercised                                          -                          -
                                                                      -----                    ---------
              March  31, 2000                                         1,418                    $   3.16
              ================================================================================================

              In addition to the warrants issued to Sportsline and for the 10% Loan and the Series 1 convertible debentures, the Company granted warrants to acquire up to 200 common shares at an exercise price of $5.00 per share, expiring on September 14, 2000. This Warrant has been recorded at its fair value estimated at the date of grant using a Black-Scholes option pricing model ($1.93 per share underlying the Warrant) as an expense for the period.

              The following table summarizes information about warrants outstanding and warrants exercisable at March 31, 2000:


              =================================================================================================
                               WARRANTS OUTSTANDING                             WARRANTS EXERCISABLE
              --------------------------------------------------            ------------------------------
                                                  WEIGHTED AVERAGE
                                 WARRANTS        REMAINING CONTRACTUAL       WARRANTS      WEIGHTED AVERAGE
              EXERCISE PRICE    OUTSTANDING               LIFE              EXERCISABLE    EXERCISE PRICE
              --------------    -----------      ---------------------      -----------    ----------------
              $        2.18           80             1.6 years                   80          $     2.18
                       2.90        1,138             1.7 years                1,138                2.90
                       5.00          200             1.5 years                  200                5.00
              -------------------------------------------------------------------------------------------------
              $ 2.18 - 5.00        1,418             1.6 years                1,418          $     3.16
              =================================================================================================

              DEFERRED COMPENSATION

              The Company recorded aggregate deferred compensation of $12,316 (1999 - $469) during the year ended March 31, 2000. The amount recorded represents the difference between the grant price and the fair value of the Company's common stock for shares subject to options granted during the period. Options granted below fair market value and the associated weighted average exercise price per share was 2,300 and $1.15 respectively (1999 - 150 and $1.75) during the period. The amortization of deferred compensation is charged to operations over the vesting period of the options, which ranges from 15 months to 3 years. Total amortization recognized in the year ending March 31, 2000 was $5,865 (1999 - $20).

                                      F22

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 10.      SHAREHOLDERS' EQUITY (cont'd...)

              PRO FORMA DISCLOSURE

              The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant, the pro forma amounts of the Company's net loss and net loss per share for the year ended March 31, 2000 would have been as follows:


                                                               Year ended            11 Months ended
                                                           March 31, 2000             March 31, 1999
              Net loss as reported                               $(21,998)                   $(3,514)
              Net loss - pro forma                               $(23,281)                   $(5,559)
              Basic and diluted loss per share as reported       $  (1.05)                   $ (0.45)
              Basic and diluted loss per share - pro forma       $  (1.12)                   $ (0.71)

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

              The weighted average fair value of options granted during the year was $5.08.

NOTE 11.      INCOME TAXES

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

              A reconciliation of the combined federal and state income tax expense to the Company's income tax expense is as follows:

              ===========================================================================================
                                                                        March 31,        March 31,
                                                                         2000              1999
              -------------------------------------------------------------------------------------------
              Tax recovery at combined federal and state rates         $   (7,923)     $   (1,196)
              Higher effective rate attributable to income taxes
              of other countries                                       $   (2,560)     $     (386)
              Tax effect of expenses that are not deductible for
              income tax purposes                                           8,330             714
              Valuation allowance                                           2,153             868
                                                                       ----------      ----------
                                                                       $        -      $        -
              ===========================================================================================

              At March 31, 2000, the Company had net operating loss carryforwards of approximately $7,598. Substantially all of these carryforwards relate to the Canadian subsidiaries and will begin to expire at various times starting in 2004.

                                      F23

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 11.      INCOME TAX (CONT'D)

              Significant components of the Company's deferred income tax assets are approximately as follows:


              ============================================================================================

                                                                           MARCH 31,     MARCH 31,
                                                                            2000           1999
              --------------------------------------------------------------------------------------------
              Net operating loss carryforwards                         $   7,598        $    2,497
                                                                       =========        ==========

              Total deferred income tax assets                         $   3,276        $    1,123

              Valuation allowance for deferred income tax assets          (3,276)           (1,123)
                                                                       ---------        ----------
              Net deferred income tax assets                           $       -        $        -
              ============================================================================================


              A continuity of the valuation allowance is as follows:

              ============================================================================================


                                                                           MARCH 31,     MARCH 31,
                                                                            2000           1999
              --------------------------------------------------------------------------------------------
              Opening balance                                           $    1,123      $      255

              Valuation allowance on deferred income tax asset               2,153             868
                                                                        ----------      ----------
              Closing balance                                           $    3,276      $    1,123
              ============================================================================================

              Deferred income tax credits at March 31, 2000 reflect the differences between the financial reporting and tax values of the purchased intangibles. The deferred tax recovery in the consolidated statement of operations and comprehensive loss relates to the amortization of the deferred income tax liability which resulted from the Company's acquisitions of Sportsmark, Pickem and Sportsbuff.

NOTE 12.      RELATED PARTY TRANSACTIONS

              In addition to the transactions disclosed in Note 6 with respect to LBCL and Sportsline, the Company, during the year ended March 31, 2000, has paid or accrued approximately $46 of consulting fees for financial services provided a former director of the Company. Total compensation paid to directors for their duties as employees of the Company during the year months ended March 31, 2000 was $130. Also, $41 of wages and $60 termination payment was paid to the Company's former Chief Executive Officer and former director.

                                      F24

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 13.      COMMITMENTS

              The Company leases premises and office equipment under the terms of operating leases. The leases provide for future minimum annual lease payments as follows:

                                                        Total             Rent
                  2001                             $      294       $      287
                  2002                                    295              288
                  2003                                    295              288
                  2004                                    297              290
                  2005                                    297              290
                  thereafter                              111              111
                                                   ----------       ----------
                                                   $    1,589       $    1,554
                                                   ==========       ==========

NOTE 14.      SEGMENT AND GEOGRAPHIC INFORMATION

              The Company operates in two operating segments across domestic and international markets, contest management and publishing. International sales, including export sales from the United States to Canada, represented approximately 38% (1999 - 82%) of net sales for the year ending March 31, 2000. No other foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. Net transfers from Canada to the United States amounted to $903 (1999 - $nil) for the year ended March 31, 2000. Capital assets and purchased intangibles in the United States equal approximately $7,020 (1999 $12,457). The remaining capital assets and purchased intangibles are in Canada.

              The Company entered into the publishing segment through its acquisition of Ultimate Sports Publishing in June, 1999 (Note 3). There have been no material changes in assets relating to the publishing segment since that time.


                                                                CONTEST
                                                             MANAGEMENT        PUBLISHING            TOTAL
                                                             ----------        ----------            -----
              Revenue                                         $   4,545            $1,369         $  5,914
              Amortization of purchased intangibles               7,118               621            7,739
              Amortization of Goodwill                            2,842                 0            2,842
              Expenses                                            4,819             1,483            6,302
                                                              ---------            ------        ---------
                                                              $(10,234)            $ (735)         (10,969)
                                                              ---------            ------
              Corporate Expenses                                                                    14,023
                                                                                                 ---------
              Net loss before tax                                                                 $(24,992)
                                                                                                 =========

              Contest management revenues are earned primarily from fees from consumers who pay to enter sports contests (25% of contest management sector revenues), fees from companies that license the contest applications (60% of contest management sector revenues) and advertising and sponsorship revenue (15% of contest management sector revenues). Publishing revenues are earned primarily from newsstand sales (84% of publishing revenues) and advertising within the publications (16% of publishing revenues).

                                      F25

                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (All dollar and share amounts in thousands, except per share data)
================================================================================

NOTE 15.      GOING CONCERN

              The Company is in an extremely competitive industry and it will require substantial capital from outside sources in order to complete its business plan. The Company is in default of a loan and anticipates that it will continue to generate financial losses for the foreseeable future. In the event the Company is unsuccessful in securing outside capital, it may be required to curtail or cease operations altogether. As a result, substantial doubt exists regarding the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 16.      COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

              The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the March 31, 2000 consolidated financial statements.


                                      F26