Form 10QSB
period 2000-06-30
INTERNET SPORTS NETWORK INC
filed 2000-08-14
CIK 1054544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

(  )     Transition report under Section 13 or 15(d) of the Exchange Act
             For the transition period from __________ to __________

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

                             Yes    X          No
                                 ------           ------

         The issuer had 4,277,000 shares of common stock outstanding as of June 30, 2000.

            Transitional Small Business Disclosure Format (check one)

                             Yes               No   X
                                 ------           ------

                        INTERNET SPORTS NETWORK, INC.
                                FORM 10-QSB
                      FOR THE 3 MONTHS ENDED JUNE 30, 2000

                                    INDEX

                                                                                                     PAGE NO.
PART I.           FINANCIAL INFORMATION                                                              -------

                  Item 1.  Financial Statements

                           Comparative Unaudited Consolidated Balance Sheets                              1
                           as at June 30, 2000 and June 30, 1999.

                           Comparative Unaudited Consolidated Statements of                               2
                           Operations and Comprehensive Loss for the Three Months
                           Ended June 30, 2000 and the Three Months Ended June 30, 1999.

                           Comparative Unaudited Consolidated Statement of Shareholders'                  3
                           Equity for the Three Months Ended June 30, 2000 and
                           the Three Months Ended June 30, 1999.

                           Comparative Unaudited Consolidated Statements of                               4
                           Cash Flows for the Three Months Ended June 30,
                           2000 and the Three Months Ended June 30, 1999.

                           Notes to the Unaudited Consolidated Financial Statements                       6

                  Item 2.  Management's Discussion and Analysis of                                        22
                           Financial Condition and Results of Operations


PART II.                            OTHER INFORMATION


                  Item 2.  Changes in Securities and Use of Proceeds                                      27

                  Item 3.  Defaults Upon Senior Securities                                                27

                  Item 5.  Other Information                                                              27

                  Item 6.  Exhibits and Reports on Form 8-K
                           (a) Exhibits                                                                   28
                           (b) Reports on Form 8-K                                                        28


         PART I - FINANCIAL INFORMATION

ITEM 1

 INTERNET SPORTS NETWORK, INC.
 CONSOLIDATED BALANCE SHEET

                                                                                        (unaudited)      (unaudited)
                                                                                          June 30,         June 30,
                                                                                            2000             1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
 Current
   Cash                                                                                       $     237        $  2,601
   Restricted cash (note 3)                                                                         103               -
   Accounts Receivable, (net of allowance of $141, 1999 $nil)                                     2,970             258
   Prepaid royalties (note 5)                                                                     2,693               -
   Prepaid expenses                                                                                 396              38
                                                                                     -----------------------------------
                                                                                                  6,399           2,897

 Equipment, net (note 4)                                                                            923             290
 Prepaid royalties (note 5)                                                                       1,422               -
 Deferred charges (note 5)                                                                       12,090               -
 Purchased intangibles, net (note 2)                                                              8,778          15,295
 Goodwill, net (note 2)                                                                           2,374           5,484
                                                                                     -----------------------------------
                                                                                              $  31,986        $  23,966
                                                                                     ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current
   Accounts payable                                                                           $   2,311        $    572
   Accrued liabilities                                                                              799             139
   Accrued purchase price for SportsBuff                                                              -           1,000
   Deferred revenue                                                                                 360               -
   Accrued prize commitments                                                                        230               -
   Loan payable in default (note 6)                                                               2,524               -
   Convertible debt in default (note 7)                                                             845               -
   Convertible debt (note 7)                                                                      1,972               -
                                                                                     -----------------------------------
                                                                                                  9,041           1,711

 Convertible promissory note and accrued interest (note 8)                                        5,132               -
 Deferred income taxes (note 10)                                                                  2,374           5,484
                                                                                     -----------------------------------
                                                                                                 16,547           7,195
                                                                                     -----------------------------------
 Commitments (note 2, 5 and 11)

 Shareholders' equity (note 9)
   Preferred stock 3,333 authorized, nil outstanding
   Common stock and additional paid-in capital, $0.001 par
     value 16,667 shares authorized 4,277 outstanding (1999 - 3,238)                            53,695          24,646
     Share subscription receivable for 85 shares subscribed                                       (250)               -
     Deferred compensation                                                                      (4,945)         (1,513)
     Accumulated deficit                                                                       (33,061)         (6,362)
                                                                                     -----------------------------------
                                                                                                 15,439          16,771
                                                                                     -----------------------------------
                                                                                              $  31,986        $ 23,966
                                                                                     ===================================


 INTERNET SPORTS NETWORK, INC.
 CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                 (unaudited)      (unaudited)
                                                                                 Three Months     Three Months
                                                                                    Ended            Ended
                                                                                   June 30,         June 30,
                                                                                     2000             1999
---------------------------------------------------------------------------------------------------------------
REVENUE                                                                              $   1,454      $      672
                                                                            -----------------------------------
EXPENSES
 Prize commitments and other direct costs                                                  424             242
 Salaries and benefits                                                                     692             386
 General and administrative                                                                590             373
 Consulting fees                                                                           234             220
 Royalty expense                                                                           500               -
 Advertising                                                                                99              88
 Interest, bank charges and financing fees                                                 145               4
 Recapitalization and due diligence costs                                                    -              51
 Depreciation                                                                               42               4
 Amortization of purchased intangibles                                                   2,339           1,296
 Amortization of goodwill                                                                  777             509
 Amortization of stock compensation                                                      1,955             213
 Amortization of deferred charges                                                        1,188               -
                                                                            -----------------------------------
 Total expenses                                                                          8,985           3,386
                                                                            -----------------------------------

Loss before income taxes                                                               (7,531)         (2,714)

Deferred income tax recovery                                                             (777)           (509)
                                                                            -----------------------------------

Net loss and comprehensive loss                                                        (6,754)         (2,205)
                                                                            ===================================
NET LOSS PER SHARE                                                                   $  (1.63)      $   (0.71)
                                                                            ===================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                                      4,150           3,104
                                                                            ===================================

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

                                                          Common
                                                        Stock and
                                                        Additional      Stock
                                              Number     Paid in    Subscriptions    Deferred    Accumulated
                                             Of Shares   Capital     Receivable    Compensation     Deficit       Total
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                         4,086    $ 52,858   $      (250)  $     (6,900)   $ (26,307)    $  19,401

Shares issued on acquisition of St. Clair
    Group Investments, Inc.                         191         573              -              -            -          573

Warrants issued for financing                         -         264              -              -            -          264

Amortization of deferred compensation
    related to stock options                          -           -              -          1,955            -        1,955

Net loss                                              -           -              -              -      (6,754)      (6,754)
                                            -------------------------------------------------------------------------------
Balance at June 30, 2000                          4,277    $ 53,695   $      (250)  $     (4,945)   $ (33,061)    $  15,439
                                            ===============================================================================

                                                          Common
                                                        Stock and
                                                        Additional      Stock
                                              Number     Paid in    Subscriptions    Deferred    Accumulated
                                             Of Shares   Capital     Receivable    Compensation     Deficit       Total
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                         2,974      17,127                         (449)      (4,157)       12,521

Shares issued on acquisition of Ultimate
    Sports Publishing                                21         750                             -            -          750

Shares issued in acquisition of Innovation
    Partners Inc.                                   103       4,066                             -            -        4,066

Shares issued for cash                              140       1,476                             -            -        1,476

Deferred compensation related to stock
    options                                           -       1,277                                          -            -
                                                                                          (1,277)

 Amortization of deferred compensation                -           -                                          -          213
related to stock options                                                                      213

Share issuance costs                                  -        (50)                             -            -         (50)

Net loss                                              -           -                             -      (2,205)      (2,205)
                                            --------------------------------------------------------------------------------
Balance at June 30, 1999                          3,238 $    24,646              -  $     (1,513)     $(6,362)    $  16,771
                                            ================================================================================


INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         (unaudited)              (unaudited)
                                                                                        Three Months             Three Months
                                                                                               Ended                    Ended
                                                                                            June 30,                 June 30,
                                                                                                2000                     1999
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                                    $(6,754)                $ (2,205)
Adjustment to reconcile net loss to
    net cash used in operating activities:
Depreciation                                                                                      42                        4
Amortization of purchased intangibles                                                          2,339                    1,296
Amortization of goodwill                                                                         777                      509
Amortization of stock compensation                                                             1,955                      213
Amortization of deferred charges                                                               1,188                        -
Deferred income tax recovery                                                                   (777)                    (509)
CHANGES IN OTHER OPERATING ASSETS AND LIABILITIES:
   (Increase) decrease in receivables                                                            383                     (52)
   (Increase) decrease in prepaid expenses                                                       163                      (9)
   Decrease in prepaid royalties                                                                 500                        -
   Increase (decrease) in accounts payable                                                     (652)                       51
   Increase (decrease) in accrued liabilities                                                  (376)                     (53)
   Increase (decrease) in accrued prizes                                                       (106)                        -
   Increase (decrease) in deferred revenue                                                     (314)                        -
                                                                          ----------------------------------------------------
Net cash used in operating activities                                                        (1,632)                    (755)
                                                                          ----------------------------------------------------

INVESTING ACTIVITIES
Purchase of Ultimate Sports Publishing                                                             -                    (860)
Cash (overdraft) acquired through acquisitions                                                  (73)                       36
Purchase of St. Clair Group Investments, Inc.                                                (1,271)                        -
Purchase of equipment                                                                           (60)                    (174)
                                                                          ----------------------------------------------------
Net cash used in investing activities                                                        (1,404)                    (998)
                                                                          ----------------------------------------------------

FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of share issuance costs                                   -                    1,426
Increase in loans payable                                                                      1,234
Payments on loans payable                                                                      (250)
Increase in convertible promissory note                                                           63
Proceeds and interest from issuance of convertible debt                                        2,046                        -
                                                                          ----------------------------------------------------
Net cash provided by financing activities                                                      3,093                    1,426
                                                                          ----------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                              57                    (327)
Cash and cash equivalents:
   Beginning of period                                                                           180                    2,928
                                                                          ----------------------------------------------------
   End of period                                                                            $    237                $   2,601
                                                                          ====================================================


INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:                               (unaudited)              (unaudited)
                                                                                Three Months             Three Months
                                                                                   Ended                    Ended
                                                                                  June 30,                 June 30,
                                                                                    2000                     1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES


INVESTING ACTIVITIES
Net assets of Ultimate Sports Publishing acquired for shares                          $         -         $         (750)
Acquisition of Sportsbuff for shares and amount payable                                         -                 (5,066)
Acquisition of St. Clair Group Investments, Inc. for shares                                  (573)                     -


FINANCING ACTIVITIES

Shares issued on acquisition of Ultimate Sports Publishing                                      -                     750
Shares issued on acquisition of Sportsbuff                                                      -                   4,066
Shares issued on acquisition of St. Clair Group Investments, Inc.                             573                       -
Warrants issued in lieu of financing fees                                                     264                       -

Cash interest paid                                                                    $         9         $             4
                                                                         ===================================================
Cash taxes paid                                                                       $         -         $             -


                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
       (All dollar and share amounts in thousands, except per share data)

================================================================================


NOTE 1.       SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION

              Effective June 28, 2000 the Company affected a reverse stock split of its common stock whereby shareholders were given one new share for every six shares held prior to the reverse split. All share amounts presented within these financial statements, both for the current and comparative period have been stated on a post reverse split basis.

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

              PURCHASED INTANGIBLES AND GOODWILL

              Purchased intangibles consist primarily of software, licenses, customer lists, trademarks, rights contracts and contest agreements. Purchased intangibles of $8,778 (1999 - $15,295) are stated net of total accumulated amortization of $10,676 (1999 - $1,887) at June 30, 2000 in the accompanying consolidated balance sheet. Purchased intangibles are being amortized on a straight-line basis over two to five years.

              Goodwill of $2,374 (1999 - $5,484) is stated net of total accumulated amortization of $3,855 (1999 - $745) at June 30, 2000 in the accompanying consolidated balance sheet. Goodwill is being amortized on a straight-line basis principally over two years.

              ADVERTISING COSTS

              The cost of advertising is expenses as incurred

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

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 1.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D...)

              FOREIGN CURRENCY TRANSLATION

              The functional currency of the Company is the Canadian dollar while its reporting currency is the United States dollar. The assets and liabilities of the Canadian subsidiaries are translated using the exchange rate in effect at period end, and revenues and expenses are translated at the average rate during the period. Exchange gains or losses on translation of the Company's net equity investments in these subsidiaries are reported as a separate component of other comprehensive income in shareholders' equity. The translation adjustments as a June 30, 2000 and June 30, 1999 were insignificant.

              EQUIPMENT

              Equipment is recorded at cost. Amortization is provided over the estimated useful life of the asset using the declining balance basis at the following rates:

                  Computer software                         12 months
                  Office equipment and furniture            60 months
                  Leasehold Improvements                    Term of the lease
                  Computer equipment                        40 months

              REVENUE RECOGNITION

              The Company earns revenue from membership and other fees received for Internet-based sports information, sports contest organization services, sports marketing and member information. Membership fees are received prior to the beginning of a particular sport season or event and recorded as deferred revenue until recognized in revenue ratably over the season or upon completion of the event. Other fees received for Internet-based sports information, sports marketing and sports contest organization services are recognized in income ratably over the season or upon completion of the event. Fees from the sale of member information is recognized upon delivery and customer acceptance. Revenues from the sale of product in the publishing segment are recognized when product is shipped based on gross sales less a provision for estimated returns. Deferred revenue of $360 (1999 - $nil) was recorded on the consolidated balance sheet as at June 30, 2000.

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

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 1.       SIGNIFICANT ACCOUNTING POLICIES (CONT'D...)

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


NOTE 2.       BUSINESS COMBINATIONS

              Effective June 1, 2000, the Company acquired 100% of the shares of St. Clair Group Investments, Inc,. ("St. Clair"). The business of St. Clair is to contract media and marketing rights for sports and entertainment properties to offer a packaged marketing solution through sponsorship, broadcast, signage, print publishing and promotions.

              The transaction is summarized as follows:

             =====================================================================================================
                                                                                      As at
                                                                              May 31, 2000,
                                                                                St. Clair
             -----------------------------------------------------------------------------------------------------
             Net assets acquired at fair values:
             Working capital                                                  $       250
             Equipment                                                                382
             Purchased intangibles                                                  1,212
                                                                               ----------
                                                                              $     1,844
             =====================================================================================================
             Funded by:
             Cash                                                             $     1,271
             Shares of common stock                                                   573
                                                                               ----------
                                                                              $     1,844
             =====================================================================================================


              Purchased intangibles related to the acquisition of St. Clair consist of customer contracts, client lists and rights contracts for sports properties.

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 2.       BUSINESS COMBINATIONS (CONT'D...)


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

              The transactions are summarized as follows:


             =====================================================================================================
                                                                   As at               As at
                                                          June 22, 1999,      June 30, 1999,
                                                         Ultimate Sports          Sportsbuff        Total
             -----------------------------------------------------------------------------------------------------
             Net assets acquired at fair values:
             Working capital                                $          -      $      (314)     $     (314)
             Equipment                                                 -               36              36
             Purchased intangibles                                 1,610            5,344           6,954
             Goodwill                                                  -            2,138           2,138
             Deferred income taxes                                     -           (2,138)         (2,138)
                                                             -----------       ----------       ----------
                                                            $      1,610      $     5,066      $    6,676
             =====================================================================================================
             Funded by:
             Cash                                           $        860      $     1,000      $    2,860
             Shares of common stock                                  750            4,066           4,816
                                                             -----------       ----------       ---------
                                                            $      1,610      $     5,066      $    7,676
             =====================================================================================================


              Purchased intangibles related to the acquisition of Sportsbuff consist of developed contest software, licenses, participant lists, customer lists, trademarks and domain names.

              Purchased intangibles related to the acquisition of Ultimate Sports consist of trademarks, customer contracts, client lists, and domain names.

              PURCHASED INTANGIBLES

              =====================================================================================================
                                                                 THREE MONTHS              THREE MONTHS
                                                                       ENDING                    ENDING
                                                                JUNE 30, 2000              JUNE 30, 1999
              -----------------------------------------------------------------------------------------------------
              Purchased intangibles, net, beginning of period   $     9,905                     9,637
              Purchased intangibles from acquisitions                 1,212                     6,954
                                                                -----------               -----------
                                                                     11,117                    16,591
              Less amortization expense                              (2,339)                   (1,296)
                                                                ------------              ------------
              Purchased intangibles, net, end of period         $     8,778               $    15,295
              =====================================================================================================


                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 2.       BUSINESS COMBINATIONS (CONT'D...)

              GOODWILL


              =====================================================================================================
                                                               THREE MONTHS              THREE MONTHS
                                                                     ENDING                    ENDING
                                                              JUNE 30, 2000             JUNE 30, 1999
              ----------------------------------------------------------------------------------------------------
              Goodwill, net, beginning of period              $       3,151              $      3,855
              Goodwill from acquisitions                                  -                     2,138
                                                                  ---------               -----------
                                                                      3,151                     5,993
              Less amortization expense                                (777)                     (509)
                                                                ------------              ------------
              Goodwill, net, end of period                        $   2,374               $     5,484
              =====================================================================================================


              The unaudited pro forma combined consolidated financial information for the aggregate of the Sportsbuff and St. Clair acquisitions described above and accounted for under the purchase method of accounting, as though the acquisitions had occurred on May 1, 1998, would have resulted in net sales of $2,844 (1999 - $2,963); loss before income taxes of $7,979 (1999 - $3,998) net loss of $7,202 (1999 - $3,379); and basic and diluted loss per share of $1.73 (1999 - $1.04) for the three months ended June 30, 2000. The pro forma net loss includes amortization of purchased intangibles and goodwill of $3,156 (1999 - $2,756) for the three months ended June 30, 2000. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company been a combined company during the specified period.

NOTE 3.       RESTRICTED FUNDS

              The Company segregated $150 Canadian as security for a letter of Guarantee for the Company's lease on its Toronto facilities. A further $120 Canadian are due to be restricted under the terms of the lease.

NOTE 4.       EQUIPMENT

              Equipment consists of the following:

              =====================================================================================================
                                                                  JUNE 30,                    JUNE 30,
                                                                   2000                         1999
              ----------------------------------------------------------------------------------------------------
              Computer equipment                                $       705               $       283
              Software                                                  156                         -
              Leasehold Improvements                                     38                         -
              Office equipment and furniture                            256                        42
                                                                -----------               -----------
                                                                      1,155                       325
              Less accumulated depreciation                            (232)                      (35)
                                                                ------------              ------------
              Equipment, net                                    $       923               $       290
              =====================================================================================================

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 5.       DEFERRED CHARGES AND PREPAID ROYALTIES

              LABATT BREWING COMPANY LIMITED
              On August 1, 1999, the Company entered into a five year agreement with Labatt Brewing Company Limited ("LBCL") for the promotion rights to be the exclusive contest provider for Beer.com,. In exchange for this exclusive agreement, the Company is granting LBCL 167 common shares over the five year term. All 167 shares have been placed in escrow. 33 shares are owing at the start of each year of the contract, and distributed to LBCL on each anniversary date of the contract. The minimum share obligation under this agreement (33 shares) have been recorded at the market value of the shares as at August 1, 1999 ($40.50 per share) as a deferred charge, and is being amortized over a one year period.

              SPORTSLINE.COM
              On December 21, 1999, the Company entered into a four year agreement for the promotion rights for services for Sportsline.com, Inc. ("Sportsline"). In exchange for this agreement, the Company has granted Sportsline 683 common shares, and a Warrant to acquire up to 172 common shares at an exercise price of $17.40 per share, with certain repricing rights. The shares have been recorded at the market value of the shares at December 21, 1999 ($17.40 per share), and the Warrant has been recorded at its fair value estimated at the date of grant using a Black-Scholes option pricing model ($9.36 per share underlying the Warrant) as a deferred charge, and is being amortized over the four year period.

              As a result of the acquisition of St. Clair, the repricing rights granted to Sportsline resulted in an increase in the number of shares underlying Sportsline's Warrant to 241 common shares, at an exercise price of $12.456 per share.

              During the quarter, the Company issued warrants to the holder of the 5% convertible debentures to acquire up to 141 shares of common stock at an exercise price of $7.50 per share, expiring on May 9, 2005. These Warrants have been recorded at its fair value estimated at the date of grant using a Black-Scholes options pricing model ($1.87 per share underlying the Warrant) and has been recorded as a deferred charge, and are being amortized over the life of the 5% convertible debentures. During the three months ending June 30, 2000, the Company amortized $14 of the deferred


              Shares issued to LBCL                                                    $    1,350
              Shares issued to Sportsline                                                  11,884
              Warrants issued for 5% convertible debentures                                   264
              Warrants issued to Sportsline                                                 1,612
                                                                                       ------------
              Total Deferred Charges                                                       15,110
              Less Accumulated Amortization                                                (3,020)
                                                                                       ------------
                                                                                       $   12,090
                                                                                       ============
              The Sportsline Agreement calls for minimum royalty payments as follows:

                  Year 1 to December 21, 2000                                          $    2,750
                  Year 2 to December 21, 2001                                               3,000
                  Year 3 to December 21, 2002                                               5,000
                  Year 4 to December 21, 2003                                               7,000
                                                                                       ------------
                                                                                       $   17,750
                                                                                       ============

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 5.       DEFERRED CHARGES AND PREPAID ROYALTIES (CONT'D...)

              The Company has prepaid the minimum royalty for each of the first two years of the agreement, totaling $5,750. Amortization of the current year's prepaid royalty is calculated on a monthly basis. Each month's expense is equal to the greater of (a) the amount calculated by using a straight line amortization over the period of the effective years' prepaid royalty, or (b) the amount that would be otherwise payable based on the actual royalty calculation. To the extent that the cumulative royalty payable for the respective twelve month period exceeds the prepaid royalty amount for that period the net excess is expensed in the period and is due to Sportsline through an incremental cash payment

              PREPAID ROYALTIES

              =====================================================================================================
                                                                                      JUNE 30, 2000
              ----------------------------------------------------------------------------------------------------
              Opening balance, March 31, 2000                                         $     4,615
              Additions                                                                         -
              Amortization expense                                                           (500)
                                                                                      -----------
              Prepaid royalties, net                                                  $     4,115
                                                                                      ===========
              Current portion                                                         $     2,693
              Long term portion                                                             1,422
                                                                                      -----------
                                                                                      $     4,115
              =====================================================================================================

              In the event that the Company raises over $10,000 through a public sale of its common stock, the Company is required to pay Sportsline an amount equal to the lesser of (a) the next 12 month minimum royalty amount, or (b) 20% of the proceeds from the public sale of common stock. Any such payment will be treated as a prepayment towards the minimum royalty amounts payable.

NOTE 6.       LOANS  PAYABLE

              Loan payable with interest calculated at 10% per annum ("10%
              Loan").  The loan is unsecured, and the principal and accrued
              interest was due on March 31, 2000.  The loan is in default.                               $    750

              Loan payable in the amount of CAD$1,800 with interest calculated at the prime rate as reported by a major Canadian bank plus 2%
              ("Prime plus 2% Loan"). The loan is secured by a direct charge over all of the assets of St. Clair, and the principal and accrued interest are due on July 15, 2000. As of August 9, 2000 the loan
              is in default.                                                                                1,203

              Loan payable with interest calculated at 7.25% per annum. The note is unsecured, and the principal and accrued interest are due the earlier of raising an additional $4,000 through the sale of equity instruments or June 30, 2000 (the "Maturity Date"). The loan is in
              default.                                                                                        240

              Promissory note with interest calculated at 12% per annum.  The note is unsecured, and the principal and accrued interest are due on
              June 23, 2000.  The note is in default.                                                         300

              Accrued interest on loans payable                                                                31
                                                                                                        ---------
                                                                                                         $  2,524
                                                                                                        =========

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 6.       LOANS PAYABLE (CONT'D...)

              The 10% Loan was initially due on December 31, 1999. In connection with the 10% Loan, the Company granted a warrant to acquire up to 13 common shares at an exercise price of $13.08 per share. Financing fees of approximately $23 cash were also paid in consideration for the loan. In consideration for extending the 10% Loan due date to March 31, 2000, the Company granted a warrant to acquire up to 5 common shares at an exercise price of $17.40 per share. The 13 warrants expire on October 31, 2001 and the 5 warrants expire on December 31, 2001. As of August 9, 2000 the balance on the 10% Loan of $750 remains outstanding and is due on demand. According to the terms of the 10% Loan, the effective interest rate increases by 1 1/2 % for each month the 10% Loan is overdue. As at June 30, 2000, the effective interest rate is 14.50%

NOTE 7.       CONVERTIBLE DEBT

              Series 1 convertible debentures maturing on June 30, 2000 unless paid or converted earlier. Interest accumulates at the rate of 8%
              per annum, due on maturity. The debenture is in default                              $     521

              Series 1 convertible debentures maturing on May 31, 2000 unless paid or converted earlier. Interest accumulates at the rate of 8% per annum, due on
              maturity.  The debenture is in default                                                     300

              5% convertible debenture, maturing on May 9, 2003, unless paid or converted earlier. Interest accrues at a rate of 5% per annum, due
              on maturity.                                                                             1,956

              Accrued interest payable                                                                    40
                                                                                                   ---------
                                                                                                   $   2,817
                                                                                                   =========

              The Series 1 convertible debentures can be repaid in whole or in part prior to maturity, without penalty. Commencing April 1, 2000, the purchaser has the right, at its option, on or before maturity to convert the outstanding amount. These rights will only arise in the event the Company is able to raise gross proceeds of not less than $5,000. The principal and accumulated interest may be converted at the rate of (a) one common stock per $18.00 of principal and interest if the private offering is $18.00 per share or greater or (b) the price at which the private offering is completed, if such price is less than $18.00 per share. Series 1 convertible debentures are secured by all of the companies property and assets, real and personal, moveable and immovable, tangible and intangible, of every nature and kind whatsoever, wheresoever, both present and future. In connection with the Series 1 convertible debentures, the Company granted warrants to acquire up to 13 common shares at an exercise price of $17.40 per share. Of these warrants, 5 expire on January 31, 2001, and the remaining 8 warrants expire on February 21, 2001. The Warrants have been recorded at their fair value estimated at the date of grant using a Black-Scholes option pricing model ($9.36 per share underlying the Warrant) as a deferred charge, and has been fully amortized as at year end.

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 7.       CONVERTIBLE DEBT (CONT'D...)

              The 5% Convertible Debentures are convertible into shares of common stock at any time during the life of the debentures, and convert automatically into common shares at a conversion rate of the lesser of $17.40 per common share issued, and 90% of the market price for a period prior to conversion at the end of the term. In connection with the 5% Convertible Debenture, the Company granted warrants to acquire up to 141 common shares at an exercise price of $7.50 per share, expiring on May 9, 2005. The Warrants have been recorded at their fair value estimated at the date of grant using a Black-Scholes option pricing model ($1.87 per share underlying the Warrant) as a deferred charge, and is being amortized over the life of the 5% Convertible Debenture.

NOTE 8.       CONVERTIBLE PROMISSORY NOTE AND ACCRUED INTEREST

              On December 21, 1999 the Company issued a Convertible Promissory Note ("Note") for $5,000, convertible at the holders option into common stock of the Company at a conversion price of $17.40 per share. This conversion price may be reduced upon the Company issuing common stock, or instruments convertible into common stock at a price of less than $17.40 per share. The Note bears interest at the rate of 5% per annum, payable at maturity in cash or shares of common stock. The note has a term of four years. The Note can be converted into shares at the Company's option following a public offering providing gross proceeds to the Company of not less than $20,000, having an initial per share price to the public of not less than $30.00 per share. As at June 30, 2000 interest of $132 has accrued on the Note.

              As a result of the acquisition of St. Clair, the repricing rights granted to Sportsline resulted in a reduction in the conversion price to $12.456 per share.


NOTE 9.       SHAREHOLDERS' EQUITY

              The authorized share capital of the Company is as follows:
              Common stock - authorized 16,667, issued, 4,277
              Preferred stock - authorized 3,333, issued, nil

              COMMON STOCK

              TO JUNE 30, 2000                                                                     COMMON
                                                                              NUMBER            STOCK AND
                                                                             OF SHARES    PAID-IN CAPITAL
                                                                             (`000's)           ($000's)
              -----------------------------------------------------------------------------------------------------
              BALANCE AS REPORTED MARCH 31, 2000                                 24,514            52,858
              Impact of 6:1 reverse share split                                 (20,428)                -
              Shares issued on acquisition of St. Clair                             191               573
              Warrants granted for promotion rights                                   -               264
              -----------------------------------------------------------------------------------------------------
              BALANCE JUNE 30, 2000                                               4,277            53,695
              =====================================================================================================

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 9.       SHAREHOLDERS' EQUITY (CONT'D...)



              TO JUNE 30, 1999                                                                     COMMON
                                                                              NUMBER            STOCK AND
                                                                             OF SHARES    PAID-IN CAPITAL
                                                                             (`000's)           ($000's)
              -----------------------------------------------------------------------------------------------------
              BALANCE AS REPORTED MARCH 31, 1999                                 17,841            17,127
              Impact of 6:1 reverse share split                                 (14,867)                -
              Shares issued for cash                                                140             1,476
              Shares issued on acquisition of Sportsbuff                            103             4,066
              Shares issued on acquisition of Ultimate Sports                        21               750
              Deferred compensation related to stock options                          -             1,277
              Share issuance costs                                                    -               (50)
              -----------------------------------------------------------------------------------------------------
              BALANCE JUNE 30, 2000                                               3,238            24,646
              =====================================================================================================

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

              STOCK OPTION ACTIVITY

              The following table summarizes the Company's stock option activity:


              =====================================================================================================
                                                                  NUMBER OF              WEIGHTED AVERAGE
                                                               SHARES (`000'S)             EXERCISE PRICE
              ----------------------------------------------------------------------------------------------------
              Balance at March 31, 1999                                 561                   $    9.12
              Options granted and assumed                               117                   $   30.06
              Options exercised                                         -                     $    -
                                                                      -----                   -----------
              June 30, 1999                                             678                   $   13.26
              =====================================================================================================


                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 9.       SHAREHOLDERS' EQUITY (CONT'D...)

              TO JUNE 30, 2000

                                                                  NUMBER OF              WEIGHTED AVERAGE
                                                               SHARES (`000'S)             EXERCISE PRICE
              ----------------------------------------------------------------------------------------------------

              Balance at March 31, 2000                               1,015                   $   11.22

              Options granted and assumed                                78                   $   18.96
              Options cancelled                                          (6)                  $    4.02
              Options exercised                                           -                   $    -
                                                                      -----                   -----------

              June 30, 2000                                           1,087                   $   11.80
              =====================================================================================================

              The following table summarizes information about options outstanding and options exercisable at June 30, 1999:

              =====================================================================================================
                                   OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
              ----------------------------------------------------          ------------------------------
                                                WEIGHTED AVERAGE
                                  OPTIONS     REMAINING CONTRACTUAL            OPTIONS      WEIGHTED AVERAGE
              EXERCISE PRICE    OUTSTANDING           LIFE                  EXERCISABLE      EXERCISE PRICE
              --------------    -----------   ---------------------         -----------     ----------------
              $        2.40           96             4.7 years                   96          $     2.40
                      10.50          469             4.4 years                  378               10.50
                      25.68           33             4.9 years                    0               25.68
                      27.24           25             4.8 years                    0               27.24
                      30.00            9             2.8 years                    4               30.00
                      36.00           42             5.0 years                    0               36.00
                      42.00            4             2.8 years                    0               42.00
              --------------------------------------------------------------------------------------------
              $  2.40 - 42.00        678             4.5 years                  478          $     9.06
              =====================================================================================================

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 9.       SHAREHOLDERS' EQUITY (CONT'D...)

              The following table summarizes information about options outstanding and options exercisable at June 30, 2000.

              =====================================================================================================
                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
              ------------------------------------------------------        -------------------------------
                                                WEIGHTED AVERAGE
                                  OPTIONS     REMAINING CONTRACTUAL           OPTIONS      WEIGHTED AVERAGE
              EXERCISE PRICE    OUTSTANDING          LIFE                   EXERCISABLE     EXERCISE PRICE
              --------------    -----------  -----------------------        -----------    ----------------
              $        2.40          303             4.0 years                  131          $     2.40
                      10.50          466             3.3 years                  427               10.50
                      18.00          163             4.0 years                   65               18.00
                      19.50            3             2.2 years                    3               19.50
                      24.00           68             4.4 years                   -0-              24.00
                      24.48           17             4.0 years                    6               24.48
                      27.24           25             3.9 years                   13               27.24
                      28.56            3             4.0 years                    1               28.56
                      30.00            4             0.9 years                    4               30.00
                      36.00           34             4.0 years                   15               36.00
                      37.25            -             1.1 years                    -               37.25
                      42.00            4             0.9 years                    4               42.00
              --------------------------------------------------------------------------------------------
              $  2.40 - 42.00      1,087             3.7 years                  669          $    11.04
              =====================================================================================================

              WARRANT ACTIVITY

              The following table summarizes the Company's warrant activity:

              =====================================================================================================
                                                                  NUMBER OF              WEIGHTED AVERAGE
                                                             WARRANTS (`000'S)             EXERCISE PRICE
              ----------------------------------------------------------------------------------------------------
              Balance at March 31, 2000                                 236                   $   18.96

              Warrants granted                                          141                   $    7.50
              Warrants issued due to repricing (note 5)                  69                           -
              Warrants cancelled                                        (33)                      30.00
                                                                      ------                   ----------

              June 30, 2000                                             413                   $   10.98
              =====================================================================================================

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 9.       SHAREHOLDERS' EQUITY (CONT'D...)

              The following table summarizes information about warrants outstanding and warrants exercisable at June 30, 2000:

              =====================================================================================================
                                  WARRANTS OUTSTANDING                        WARRANTS EXERCISABLE
              -----------------------------------------------------       --------------------------------
                                               WEIGHTED AVERAGE
                                 WARRANTS    REMAINING CONTRACTUAL          WARRANTS      WEIGHTED AVERAGE
              EXERCISE PRICE    OUTSTANDING           LIFE                 EXERCISABLE      EXERCISE PRICE
              --------------    -----------  ---------------------         -----------    ----------------
              $       13.08           13             1.3 years                   13          $    13.08
                      12.46          259             1.4 years                  259               12.46
                       7.50          141             2.0 years                  141                7.50
              --------------------------------------------------------------------------------------------
              $  7.50 - 13.08        413             1.6 years                  413          $    10.79
              =====================================================================================================

              DEFERRED COMPENSATION

              Deferred compensation of $4,945 (1999 - $1,513) is stated net of accumulated amortization of $7,840 (1999 - $233). No additional deferred compensation was recorded during the three months ended June 30, 2000. The amount recorded represents the difference between the grant price and the fair value of the Company's common stock for shares subject to options granted during the period. The amortization of deferred compensation is charged to operations over the vesting period of the options, which ranges from 15 months to 3 years. Total amortization recognized in the three months ended June 30, 2000 was $1,955 (1999 - $213).

              PRO FORMA DISCLOSURE

              The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant, the pro forma amounts of the Company's net loss and net loss per share for the period ended June 30, 2000 would have been as follows:

                                                                 Three                      Three
                                                             Months ended               Months ended
                                                            June 30, 2000              June 30, 1999
              Net loss as reported                            $(7,004)                   $(2,205)
              Net loss - pro forma                            $(8,841)                   $(2,098)
              Basic and diluted loss per share as reported    $ (1.05)                    $(0.45)
              Basic and diluted loss per share - pro forma    $ (1.12)                    ($0.71)

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

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 10.      INCOME TAXES

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

              A reconciliation of the combined federal and state income tax expense to the Company's income tax expense is as follows:

              =====================================================================================================
                                                                            JUNE 30,        JUNE 301,
                                                                              2000             1999
              -----------------------------------------------------------------------------------------------------
              Tax recovery at combined federal and state rates         $      (2,482)   $        (866)
              Higher effective rate attributable to income taxes
              of other countries                                       $        (802)   $        (280)
              Tax effect of expenses that are not deductible for
              income tax purposes                                              2,635              852
              Valuation allowance                                                649              294
                                                                       -------------    -------------

                                                                       $           -    $           -
              =====================================================================================================

              At June 30, 2000, the Company had net operating loss carryfowards of approximately $12,017. Substantially all of these carryfowards relate to the Canadian subsidiaries and will begain to expire at various times starting in 2001.

              Significant components of the Company's deferred income tax assets are approximately as follows:

              ======================================================================================================
                                                                              JUNE 30,            JUNE 30,
                                                                                2000                1999
              ------------------------------------------------------------------------------------------------------
              Net operating loss carryforwards                          $        12,017       $        3,193
                                                                         ==============        =============
              Total deferred income tax assets                          $         3,925       $        1,417

              Valuation allowance for deferred income tax assets                 (3,925)              (1,417)
                                                                         --------------        -------------
              Net deferred income tax assets                            $             -       $            -
              ======================================================================================================

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 10.      INCOME TAXES (CONT'D...)


              A continuity of the valuation allowance is as follows:

              =====================================================================================================
                                                                           JUNE 30,          JUNE 30,
                                                                             2000              1999
              ----------------------------------------------------------------------------------------------------
              Opening balance                                          $       3,276    $       1,123

              Valuation allowance on deferred income tax asset                   649              294
                                                                       -------------    -------------------

              Closing balance                                          $       3,925    $       1,417
              =====================================================================================================

              Deferred income tax credits at June 30, 2000 reflect the differences between the financial reporting and tax values of the purchased intangibles. The deferred tax recovery in the consolidated statement of operations and comprehensive loss relates to the amortization of the deferred income tax liability which resulted from the Company's acquisitions of Sportsmark, Pickem and Sportsbuff.

NOTE 11.      COMMITMENTS

              The Company leases premises and office equipment under the terms of operating leases. The leases provide for future minimum annual lease payments as follows:

                  Year ending March 31,                                     Total              Rent
                  2001                                             $          294       $       287
                  2002                                                        295               288
                  2003                                                        295               288
                  2004                                                        297               290
                  2005                                                        297               290
                  thereafter                                                  111               111
                                                                   --------------       -----------
                                                                   $        1,589       $     1,554
                                                                   ==============       ===========

                        INTERNET SPORTS NETWORK, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (All dollar and share amounts in thousands, except per share data)
===============================================================================
NOTE 12.      SEGMENT AND GEOGRAPHIC INFORMATION

              The Company operates in three operating segments across domestic and international markets, contest management publishing and sports marketing. International sales, including export sales from the United States to Canada, represented approximately 38% (1999 - 82%) of net sales for the three months ending June 30, 2000. No other foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. Net transfers from Canada to the United States amounted to $903 (1999 - $nil) for the three months ended June 30, 2000. Capital assets and purchased intangibles in the United States equal approximately $7,020 (1999 $12,457). The remaining capital assets and purchased intangibles are in Canada.

              The Company entered into the publishing segment through its acquisition of Ultimate Sports Publishing in June, 1999 (Note 2. There have been no material changes in assets relating to the publishing segment since that time. The company entered into the Sports Marketing segment through its acquisition of St. Clair in May, 2000 (Note 2)

                                                               CONTEST                       SPORTS
                                                             MANAGEMENT     PUBLISHING     MARKETING          TOTAL
                                                             ----------     ----------     ---------          -----
              Revenue                                           $ 1,018           $ 56           380        $ 1,454
              Amortization of purchased intangibles               2,118            201            20          2,339
              Amortization of Goodwill                              777              0             0            777
              Expenses                                            1,646            202           389          2,237
                                                                  -----         ------        ------          -----
                                                              $( 3,523)         $(347)        $ (29)       ( 3,899)
                                                              ---------         ------        ------
              Corporate Expenses                                                                              3,105
                                                                                                              -----
              Net loss before tax                                                                         $( 7,004)
                                                                                                          =========

              Contest management revenues are earned primarily from fees from consumers who pay to enter sports contests (19% of contest management sector revenues), fees from companies that license the contest applications (70% of contest management sector revenues) and advertising and sponsorship revenue (12% of contest management sector revenues). Publishing revenues are earned primarily from newsstand sales (88% of publishing revenues) and advertising within the publications (11% of publishing revenues). Sports Marketing revenues are earned primarily from print sales (80% of the Sports Marketing revenue) and advertising spots (20% of the Sports Marketing revenue).

NOTE 13.      GOING CONCERN

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

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results and operations and financial condition of the company should be read in conjunction with the consolidated financial statements, including the notes thereto, of the company contained elsewhere in this Form 10-QSB

OVERVIEW

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

ISN financed its expenditures primarily through the sale of its common stock and issuance of debt. Since inception through June 30, 2000, the company issued approximately 12,982,000 common shares for net cash consideration of approximately $10,835,000, $2,192,807 in promissory notes, and $8,076,915 in convertible debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception and has an accumulated deficit of $33,061,000 to June 30, 2000. The Company is currently in default with three loans and its convertible debt. The Company anticipates that it will continue to generate financial losses for the foreseeable future. Based on the Company's current working capital position, and the cash required to fund the current level of operations, the Company has sufficient liquidity to operate for approximately two months. If the Company is unable to obtain equity or debt financing, or generate additional cash through the sale of assets by August 31, 2000, the Company will not be able to continue operating in the short term. The Company's long term ability to meet its liquidity requirements and to continue operations will depend on (i) its ability to develop a long term sustainable debt and equity financing structure, (ii) its ability to generate advertising and sponsorship revenue on its Internet properties, (iii) the continued growth and acceptance of the Internet and (iv) its ability to continue to provide innovative and reliable products for its ASP client base. If the Company is unable to reduce its operating losses, either in the short-term or the long-term, and it is unable to secure outside capital to meet the resulting liquidity shortfall, the Company may be forced to reduce or discontinue some or all of its operations, sell certain of its assets, or seek protection under the federal bankruptcy laws. Under United States Generally Accepted Auditing Statements substantial doubt exists regarding the ability of the Company to continue as a going concern.

It is the intention of management to address its liquidity and debt situation by
(i) restructuring its outstanding debt, (ii) raising the additional capital through the sale of additional capital stock of the Company, (iii) selling non-core assets. There can be no assurance that the Company will succeed in any or all of these initiatives.

The Company's primary cash requirements are for operating activities and acquisition activities. Cash used in operating activities for the period ending June 30, 2000 was $1,632,000 (as compared to $755,000 for the period ending June 30, 1999) related primarily to infrastructure costs required to manage the continued growth of the Company and the purchase of St. Clair totaling $1,271,000. The increase in cash used in operating activities was due to the staffing of the operation to grow the business. Total headcount as at June 30, 2000 was 83 as compared to 31 as at June 30, 1999.

Cash used in acquisition activities for the period ending June 30, 2000 was $1,271,000 (as compared to $860,000 for the period ending June 30, 1999). Since inception, the Company has funded its capital requirements by financing activities, primarily through the sale of its equity securities, debt and convertible debt. Capital expenditures (excluding acquisitions) during the period ending June 30, 2000 were $60,000 as compared to $174,000 for 3 months ended June 30, 2000. Capital expenditures were primarily for computer technology to manage the contest management strategy. From inception to June 30, 2000 the Company has spent $697,000 on capital equipment. ISN has no significant commitments to acquire equipment in the future, although the Company expects to spend approximately $800,000 in capital assets over the next 12 month period subject to the Company's cash availability.

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

The Company's management believes that an additional $4,000,000 in funding, as well as a seasonal line of credit in the amount of $1,000,000 and the revenues generated by its operations will be sufficient to fund its operations for the next twelve months under the current plan of operations. Additional funding will be required for further acquisition activity, depending on the cash component of the purchase price of any contemplated acquisitions. It is expected that such funds will be obtained by the sale of additional capital stock of the Company, although there can be no assurance that ISN will be able to obtain such funds.

Beyond the next twelve month period, the Company will require working capital to fund operations during the off peak months (June to August). Excluding acquisition activity, the funds required would be approximately $1,500,000. Any additional capital requirements would be due to acquisition activities, or modifications to the current growth plans.

ISN financed the acquisition of St. Clair through the issuance of a promissory note in the amount of $1,203,000 (CAD$1,800,000). The note was due on July 15, 2000 and is currently in default.

As a result of the St. Clair acquisition in June 2000, the conversion price for the SportsLine Note and Warrant were adjusted in accordance with their terms to $12.456 per share.

As of June 30, 2000, the Company had the following principal amount of debt outstanding:

Instrument                                 Rate               Due date                               Proceeds
-------------------------------------------------------------------------------------------------------------------
Loan payable - in default               14.5% per annum       March 31, 2000                          750,000
Loan payable - in default                7.0% per annum       June 30, 2000                           240,000
Loan payable - in default                2% above prime       July 15, 2000                         1,203,000
Promissory note - in default            12.0% per annum       June 23, 2000                           300,000
Convertible debt - in default            8.0% per annum       June 30, 2000                           521,000
Convertible debt - in default            8.0% per annum       May 31, 2000                            300,000
Convertible debt                         5.0% per annum       December 21, 2003                     5,000,000
Convertible debt                           5% per annum       May 9, 2003                           1,956,000
-------------------------------------------------------------------------------------------------------------------

                                                                                                  $10,270,000
===================================================================================================================

RESULTS OF OPERATIONS

The Company expects to continue to acquire companies and assets that can benefit its business and subscriber base. Currently, ISN is reviewing potential acquisition targets that could provide complementary games and contests as well as new customers for the Company's existing games.

THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED) AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED).

Revenue. The Company generated revenue of $1,454,000 for the period ending June 30, 2000 as compared to revenues of approximately $672,000 for the period ending June 30, 1999. Approximately $404,000 of the increase in revenues was attributable to the acquisitions of St. Clair during the last month of the period ended June 30, 1999, and the acquisitions of Ultimate Sports Publishing and Sportsbuff in late June 1999. The remaining growth in revenue was attributable to sales generated by the increased sales staff.

Operating expenses before depreciation, amortization and other non-cash charges: Total operating expenses before depreciation, amortization and other non-cash charges were $2,184,000 as compared to $1,364,000 in the period ended June 30, 1999, for an increase of $871,000. Approximately $673,000 of this increase was attributable to the acquisitions of Ultimate Sports Publishing, SportsBuff and St. Clair. The overall increase is described in more detail below:

Prize commitments and other direct costs: Expenses associated with providing prizes for contests and other direct costs increased to $424,000 from approximately $241,000 in three month period ended June 30, 1999. Approximately $202,000 of costs during the current period are the result of direct costs associated with St. Clair's operations acquired during the period. Excluding the additional cost associated with St. Clair, Prize commitments and other direct costs decreased by 19,000. This reduction is attributable to synergies realized from the acquisition of Sportsbuff, Ultimate Sports and St. Clair. Prize commitments increased by $59,000 over the comparative period, primarily due to the acquisitions of Sportsbuff, which offers fixed prize contests throughout the period for the major sports (Hockey and Baseball).

Salaries and benefits: Salaries increased by $306,000 to $692,000 from $386,000 in the three month period ending June 30, 2000. These increases were the result of additional personnel and staff, mainly from the acquisitions of St. Clair, Ultimate Sports Publishing and SportsBuff, combined with the hiring of additional sales, marketing and administrative staff during the period to manage the growth of the Company. Total staff increased from 9 people in January, 1999 to 83 people by June 30, 2000.

Consulting Fees: Consulting fees increased by $14,000 to $234,000 from $220,000 in the comparative period due to financial services, certain game development, web design and other services provided externally. Increases in consulting fees were minimal as a result of additional hiring that reduced the need to obtain services externally.

Advertising: Advertising expenses increased $11,000 to $99,000 from $88,000 in the comparative period. The increase is modest in relation to the increase in revenue from the comparative period. This is mainly due to a shift in advertising strategy to utilize the newspaper space used to promote our contests to promote our Company, instead of other costly media.

General and administrative: General and administrative costs increased by $217,000 to $590,000 from $373,000 in the comparative period. This change is made up of the following fluctuations:

     - Increase in general office expenses of $112,000 as a result of the addition of offices in Toronto as well as staff and operations as a result of the acquisitions of Ultimate Sports, SportsBuff and St. Clair.
     - Travel and other expenses decreased $113,000 to $73,000 as a result of closing the Vancouver office and centralizing the executive office activities in Toronto.

     - Increase in legal and accounting fees of $136,000 as a result of costs associated with the preparation of the Company's Securities and Exchange Commission ("SEC") filings, documentation related to the reverse stock split and documentation related to additional debt financing received in the current period.
     - Increase in occupancy and telephone costs of $83,000 to $132,000 compared to $49,000 for the period ending June 30, 1999. The increase is due to the acquisition of Ultimate Sports, Sportsbuff and St. Clair combined with the creation and substantial growth in the Toronto offices.

Interest and bank charges increased by $141,000 to $145,000 as a result of fees and interest on loans and convertible debt. There were no similar debt instruments outstanding for the period ending June 30, 1999.

Amortization

The purchased intangibles and goodwill before amortization related to the acquisitions of Sportsmark Group, Pickem Sports, Ultimate Sports Publishing, SportsBuff, Sportsrocketravel, St. Clair and domain names totaled $25,683,000. Amortization of purchased intangibles and goodwill for the period ended June 30, 2000, was $3,116,000. These intangibles include trademarks, software licenses, contractual rights and intellectual properties. The Company is amortizing purchased intangibles and goodwill related the acquisitions of Sportsmark Group, Pickem Sports, Ultimate Sports Publishing, SportsBuff, Sportsrocketravel and domain names over 24 months. The purchased intangibles related to the acquisition of St. Clair during the period ending June 30, 2000 totaled $1,212,000. The Company is amortizing the purchased intangibles related to St. Clair over 60 months which reflects the average life of the contractual rights acquired through the transaction.

Depreciation was $42,000 for the period ended June 30, 2000 as compared to $4,000 for the comparative period. The increase is due to the acquisition of equipment.

The Company amortized $1,955,000 (1999 - $213,000) of costs related to stock based compensation resulting from stock options granted to officers, employees and directors. The compensation expense was calculated as the difference between the option exercise price and the share price of the Company's common stock as reported by the OTC/BB at the date of issuance. The options may be exercised at prices between $2.40 to $42.00 and vest over periods ranging from 17 to 36 months. The Company is amortizing the expense relating to the options over their vesting periods.

Net loss from operations. The Company experienced a loss of $6,754,000 after the benefit of deferred taxes of $777,000 for the period ended June 30, 2000 as compared to a loss of $2,205,000 for the period ended June 30, 1999. Loss per share for the period ended June 30, 2000 was $(1.63) compared to $ (0.71) for the period ended June 30, 1999.

Total Assets. The total assets of the Company as of June 30, 2000 totaled $31,986,000 compared to $23,966,000 at June 30, 1999. The increase in total assets was attributable to the increase in deferred charges as a result of the shares issued to SportsLine and Labatt Brewing Company Limited for their respective contracts, which resulted in a net increase in assets of $11,840,000. Further increase in assets is a result of the pre-payment of $5,750,000 related to the minimum royalty owing for the next two years under the terms of the SportsLine agreement. As at June 30, 2000, $4,115,000 remained on the balance sheet. In addition, purchased intangibles of $1,212,000 resulting from the acquisition of St. Clair has impacted the assets of the Company compared to June 30, 1999. These increases are offset by operating losses and amortization costs during the period.

FORWARD  LOOKING  STATEMENTS

This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing forward-looking statements may be found in the material set forth in this section and under "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Report and the documents incorporated into this Report by reference contain forward-looking statements regarding:

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 9, 2000 the Company issued $1,956,000 in 5% convertible debentures due May 9, 2003 and warrants to purchase shares of common stock at an exercise price of $7.50 per share. The debenture and warrants were issued to accredited investors pursuant to Rule 506 of the U.S. Securities Act of 1933. The debentures are convertible into shares of common stock at any time during the life of the debentures, and convert automatically into common shares at a conversion rate of the lesser of $17.40 per common share issued, and 90% of the market price for a period prior to conversion at the end of the term. The proceeds from the debentures was used to fund operations and pay down certain loans.

         On June 1, 2000, the Company issued 191,000 shares of common stock as part of the acquisition of St. Clair Group Investments, Inc. The shares were issued to the three shareholders of St. Clair pursuant to Section 4(2) of the US Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has defaulted on its Series 1 Convertible Debentures due to its failure to pay principal and accrued interest on the maturity dates (May 31, 2000 and June 30, 2000). As of August 14, 2000 the total amount of principal and interest due is $860,000

         The Company has defaulted on its 10% loan payable due to its failure to pay principal and accrued interest on the maturity date of March 31, 2000. As of August 14, 2000 the total amount of principal and interest due is $790,000

         The Company has defaulted on its prime plus 2% loan due to its failure to pay principal and accrued interest on the maturity date of July 15, 2000. As of August 14, 2000 the total amount of principal and interest due is $1,215,000

         The Company has defaulted on its loan payable with interest at 7.25% due to its failure to pay principal and accrued interest on the maturity date of June 30, 2000. As of August 14, 2000 the total amount of principal and interest due is $249,000

         The Company has defaulted on its 12% promissory note due to its failure to pay principal and accrued interest on the maturity date of June 23, 2000. As of August 14, 2000 the total amount of principal and interest due is $309,000

ITEM 5.  OTHER INFORMATION

         On July 21, 2000, Mr. Rocco Rossi tendered his resignation from the board of directors of the Company.

         On July 26, 2000, mssrs. Andrew Sturner and Mark Mariani tendered their resignations from the board of directors of the Company.

         The Company has no reason to believe that there was any disagreement by Mr. Rossi, Mr. Sturner or Mr. Mariani with any of the Company's operations, policies, or practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  2.6 Agreement for the acquisition of shares and debt of St.Clair Group Investments, Inc. between Internet Sports Network, Inc. and;
                           a)  Cornerstone Strategic Holdings, Inc.,
                           b)  1075430 Ontario, Ltd. and,
                           c)  Canadian Imperial Bank of Commerce

                  4.4      Form of 5% Convertible Debenture dated May 9, 2000

                  10.11    Employment Agreement for J. Thomas Murray

                  10.12 Securities Purchase Agreement for the 5% Convertible Debenture dated May 9, 2000

                  10.13    Registration Rights Agreement

                  27       Financial Data Schedule


         (b)      REPORTS ON FORM 8-k:

                  1. Form 8-K filed on June 22, 2000 reporting Item 5 Other Events and Item 7 Financial Statements and exhibits.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERNET SPORTS NETWORK, INC.
                                      (Registrant)


Date: August 14, 2000                 /s/ J. Thomas Murray
                                      ------------------------------------------
                                      J. Thomas Murray
                                      President and COO


Date: August 14, 2000                 /s/ David Toews
                                      ------------------------------------------
                                      David Toews
                                      Chief Financial Officer