Form 10KSB/A
period 2000-03-31
INTERNET SPORTS NETWORK INC
filed 2000-11-03
CIK 1054544

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
(Mark One)

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2000

                                       or

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to _________

                        Commission file number: 000-26865


                          INTERNET SPORTS NETWORK, INC.
                 (Name of small business issuer in its charter)

          FLORIDA                                      65-0704152
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


       101 BLOOR STREET WEST, SUITE 200, TORONTO, ONTARIO, CANADA, M5S 2Z7
       (Address of principal executive offices)                  (Zip Code)

                                 (416) 599-8800
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:
                          Common Stock, $.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the year ended March 31, 2000 was $5,914,000.

As of September 30, 2000, the aggregate market value of the voting common stock held by non-affiliates of the issuer was $401,160.

As of September 30, 2000, the issuer had a total of 4,276,759 shares of common stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                          INTERNET SPORTS NETWORK, INC.
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
                        FOR THE YEAR ENDED MARCH 31, 2000

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
Part I............................................................................................Previously filed

Part II...........................................................................................Previously filed

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act......................................................1

Item 10.  Executive Compensation.................................................................................3

Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................................5

Item 13.  Exhibits and Reports on Form 8-K........................................................Previously filed


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth information concerning the directors and executive officers of Internet Sports Network, Inc. (the "Company") as of September 30, 2000:


NAME                         AGE             OFFICE
----                         ---             ------
J. Thomas Murray             49              Chief Executive Officer, President and Director
Andrew A. DeFrancesco        30              Chairman of the Board
John A. Dunlop               52              Senior Vice President, Sales & Marketing
George Emerson               38              Senior Vice President,  On-line Business  Development and
                                             Application Service Provider ("ASP") Sales
Geoff M. Ford                45              Senior Vice President, Regional Media
Leon Nat                     38              Senior Vice President, Operations
David A. Toews               32              Chief Financial Officer and Secretary


------

     J. THOMAS MURRAY has served as Chief Executive Officer of the Company since August 2000 and as President and Director of the Company since June 2000. Mr. Murray is serving as a Director for a term of one year that expires at the 2000 Annual Meeting of Shareholders. Mr. Murray served as Chief Operating Officer of the Company from June 2000 to August 2000. Mr. Murray has over 29 years experience in the media and marketing fields in North America and Europe. From 1990 to May 2000, Mr. Murray was President of St. Clair Group Investments Inc., which is a subsidiary of the Company. Mr. Murray received a diploma in Fine Art from the Ontario College of Art in 1972.

     ANDREW A. DEFRANCESCO has served as Chairman of the Board of the Company since March 1999. Mr. DeFrancesco is serving as a Director for a term of one year that expires at the 2000 Annual Meeting of Shareholders. Mr. DeFrancesco served as Chief Executive Officer of the Company from November 1999 to August 2000. From October 1997 to February 1999, Mr. DeFrancesco was an Executive Vice-President of Dominick & Dominick Securities, Inc. Canada with responsibility for institutional equity sales and trading, and sourcing and structuring of equity and debt financing. From April 1994 to July 1997, Mr. DeFrancesco held positions as Manager of Institutional Trading and Sales and Associate Director, Corporate Finance at C.M. Oliver & Company Limited. Mr. DeFrancesco received his Bachelor of Arts in Economics and Politics from the University of Western Ontario in 1992. Mr. DeFrancesco currently serves on the Board of Directors for Rompus Interactive Corp.

     JOHN A. DUNLOP has served as Senior Vice President of Sales & Marketing of the Company since June 2000. Mr. Dunlop has a broad base of sales, marketing, media and business experience garnered at Maclean Hunter (Macleans Magazine) and Comac Communications where, among other things, he was responsible for publishing Canada's largest circulation magazine- Homemakers/ Madame au Foyer. From May 1991 to February 1994, Mr. Dunlop served as Vice President of Sales & Marketing and from February 1994 until May 2000, Mr. Dunlop served as Executive Vice President and Chief Operating Officer of St. Clair Group Investments, Inc. Mr. Dunlop received his Bachelor of Science in Biology and Chemistry from the University of Toronto in 1972.

     GEORGE C. EMERSON has served as Senior Vice President of On-Line Business Development and ASP Sales of the Company since June 1999. Mr. Emerson brings to the Company a depth of experience in ventures that cross media from the internet to television to print media. From 1997 to 1999, Mr. Emerson served as Director of Business Development of Extend Media Inc (extend.com), a digital media services firm, where he helped refocus the company on the interactive television market. From 1995 to 1997, Mr. Emerson served as a consultant for MediaLinx, Inc. Mr. Emerson received a Bachelor of Philosophy (Honours) from St. Francis Xavier University in 1983.

     GEOFF M. FORD has served as Senior Vice President of Regional Media of the Company since February 1999. From 1986 to 1999, Mr. Ford served as President of Sportsmark, Inc., which he co-founded in 1986, when it created and introduced the first large scale commercial sports contests to the Canadian and American public. Mr. Ford sold his interest in Sportsmark, Inc. to the Company in 1999 and joined the Company in his current position. Mr. Ford served on the Company's Board of Directors from February 1999 until June 2000. Mr. Ford received a Bachelor of Commerce degree from the University of Calgary in 1978.

     LEON NAT has served as Senior Vice-President of Operations of the Company since September 1999. Mr. Nat has an extensive background in business integration, development and operations. From 1996 to 1999, Mr. Nat was North America Operations Manager for the Network and Technical Services division of Geac Canada Ltd., where he was responsible for several business units in North America, as well as the integration of newly acquired companies to these business units. From 1989 to 1996, Mr. Nat served as President and Chief Executive Officer of Perc Technical Services, Inc., a computer related company he founded in 1989. Mr. Nat sold Perc Technical Services, Inc. to Geac Computer Corporation in 1996. Mr. Nat received a degree in electronic engineering technology from the DeVry Institute of Technology in 1982.

     DAVID A. TOEWS has served as Chief Financial Officer of the Company since June 1999 and Secretary since August 1999. From December 1997 to June 1999, Mr. Toews was Vice President of Finance of EDM Electronic Direct Marketing Ltd./TeleTech Canada in Toronto, Ontario. In this position, he was responsible for all aspects of financial reporting, pricing and control for the Canadian operation of TeleTech Canada. From February 1996 to December 1997, Mr. Toews was Controller of Tee-Comm Electronics Inc. in Milton, Ontario. From September 1990 to February 1996, Mr. Toews was employed by Coopers & Lybrand, joining the general practice and finishing his last year there as an audit manager. Mr. Toews received a Bachelor of Commerce (Honours) from McMaster University in Hamilton, Ontario in 1990 and earned the Chartered Accountant Designation in 1992.

COMMITTEES AND MEETINGS

     During the year ended March 31, 2000, the Board of Directors held 10 regular meetings. All of the directors attended at least 75% of the meetings of the Board of Directors except for Brett Lindros.

     The Company's Board of Directors had not established any committees for the year ended March 31, 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors, executive officers and persons owning more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of ownership of the common stock. Directors, executive officers and persons owning more than 10% of the common stock of the Company are also required to furnish the Company with copies of all forms they file under Section 16(a) of the Exchange Act. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended March 31, 2000, all Section 16(a) filing requirements applicable to all directors, executive officers and persons owning more than 10% of the common stock of the Company were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table presents certain summary information for the year ended March 31, 2000 concerning compensation for services rendered by persons who served as the Company's Chief Executive Officer for any period during the year ended March 31, 2000 (the "Named Executive Officers"). No information is provided for any of the Company's other officers because the four other most highly compensated executive officers of the Company did not receive a total annual salary and bonus which exceeded $100,000 during the year ended March 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                            -------------------                      AWARDS
                                                                                     ------

                                                                                     SECURITIES
NAME AND                                                          OTHER ANNUAL       UNDERLYING
PRINCIPAL POSITION              YEAR     SALARY($)    BONUS($)    COMPENSATION ($)   OPTIONS (#) (1)
------------------              ----     --------     -------     ---------------    --------------
Andrew A. DeFrancesco           2000       40,800        0               *           83,333
Chairman of the Board and       1999            0        0               *           41,667
Chief Executive Officer (2)

Kenneth B. Crema (3)            2000       14,000        0               *           83,333
                                1999            0        0               *           58,333


------
* Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.
(1)  As adjusted for the 6:1 reverse stock split effective June 28, 2000.
(2) Mr. DeFrancesco served as President of the Company from March 1999 to June 2000 and as Chief Executive Officer from November 1999 to August 17, 2000.
(3) Mr. Crema served as a consultant to the Company from January 1999 to May 1999, as Chief Executive Officer of the Company from May 1999 to November 1999, and as Vice Chairman of the Board from November 1999 to June 2000.

     The following table provides certain information concerning grants of stock options made during the year ended March 31, 2000 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                             NUMBER OF SECURITIES   % OF TOTAL OPTIONS
                             UNDERLYING OPTIONS    GRANTED TO EMPLOYEES IN   EXERCISE
     NAME                    GRANTED (1)             FISCAL YEAR (1)(2)      PRICE ($/Sh)(1)  EXPIRATION DATE
     ----                    ----------              -----------------       --------------   ---------------
     Andrew A. DeFrancesco      83,333*                     12.4%                $2.40             7/21/04

     Kenneth B. Crema           83,333*                     12.4%                $2.40             7/21/04


------
(1)  As adjusted for the 6:1 reverse stock split effective June 28, 2000.
(2) The total number of options granted during the year ended March 31, 2000 was 672,500 shares, as adjusted for the 6:1 reverse stock split effective June 28, 2000.

     The following table provides certain information concerning the exercise of stock options during the year ended March 31, 2000 by the Named Executive Officers.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                    NUMBER OF                   VALUE OF
                                                                    SECURITIES                  UNEXERCISED
                                                                    UNDERLYING UNEXERCISED      IN-THE-MONEY
                                                                    OPTIONS                     OPTIONS
                                                                    AT FISCAL YEAR END (#)(1)   AT FISCAL YEAR-END ($)(2)
                            SHARES ACQUIRED
NAME                        ON EXERCISE (#)     VALUE REALIZED($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                        ---------------     ----------------    -----------  -------------  -----------  -------------
Andrew A. DeFrancesco           33,333 (3)            (3)              83,333        41,667       $556,250    $446,875 (2)
Kenneth B. Crema                   --                 --              100,000        41,667       $600,000    $446,875 (2)


-------
(1)  As adjusted for the 6:1 reverse stock split.
(2) Calculated based on the difference between the fair market value of the common stock of $13.125 per share on March 31, 2000 (as adjusted for the 6:1 reverse stock split) and the exercise price of such options.
(3) This number reflects the number of securities with respect to which the options were exercised. Mr. DeFrancesco has not received these shares because the purchase price of the options was paid through a subscription receivable.

COMPENSATION OF DIRECTORS

     For the year ended March 31, 2000, the Company did not compensate the directors for their attendance at each Board Meeting and the Company did not reimburse the directors for incidental expenses incurred in connection with attendance at each Board Meeting (because no incidental expenses were incurred). In the future, the Company will continue not to compensate the directors for their attendance at each Board Meeting, but will reimburse the directors for any incidental expenses they incur in attending each Board Meeting.

     For the year ended March 31, 2000, the Company's outside directors, Messrs. Greg O'Hara, Mark Mariani, Rocco Rossi and Andrew Sturner received upon their election to the Board of Directors and as ratified by the Board of Directors options to purchase 20,833 shares of common stock of the Company (adjusted for the 6:1 reverse stock split effective June 28, 2000), at an exercise price of $18.00 (adjusted for the 6:1 reverse stock split), and such options vest over four years from the date of grant (8,333 vest immediately and 4,166 vest each year thereafter). Each of Messrs. O'Hara, Mariani, Rossi and Sturner returned the options that had been granted to them upon their resignation and the Company cancelled these stock options. Messrs. O'Hara, Mariani, Rossi and Sturner resigned from the Board of Directors effective August 17, 2000, July 26, 2000, July 21, 2000 and July 26, 2000, respectively. In the future, the Company will continue to grant options to outside directors upon their election, in such number and with such terms as the Board of Directors may determine from time to time, subject to ratification by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of common stock as of September 30, 2000, by (i) each person who is known by the Company to beneficially own more than 5% of the common stock of the Company, (ii) each director of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                                                                       NUMBER OF SHARES             PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                               BENEFICIALLY OWNED (2),(3)   OF CLASS
----------------------------------------                               ------------------           --------
SportsLine.com, Inc.(4)................................................ 1,199,838 (5)               25.03%
GMF2 Holdings, Inc. (6) ...............................................   250,000                    5.85%
Andrew A. DeFrancesco..................................................   341,250 (7)                7.75%
Kenneth B. Crema.......................................................   141,667 (8)                3.21%
Geoff M. Ford..........................................................   308,333 (9)                7.11%
William Gibson.........................................................   297,222 (10)               6.87%
J. Thomas Murray.......................................................   101,383 (11)               2.37%
All directors and executive
officers as a group (8 persons)........................................   928,745 (12)              20.03%


------
(1) Unless otherwise indicated, the address of each of the beneficial owners is 101 Bloor Street West, Suite 200, Toronto, Ontario, Canada M5S 2Z7.
(2) In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options exercisable within 60 days after September 30, 2000 are deemed outstanding for purposes of determining the total number of outstanding shares for such person.
(3)  As adjusted for the 6:1 reverse stock split effective June 28, 2000.
(4)  SportsLine's business address is 6340 N.W. 5th Way, Ft. Lauderdale, FL
     33309.
(5) Includes (a) 229,358 shares of common stock issuable pursuant to warrants and (b) 287,356 shares of common stock issuable to SportsLine.com, Inc. upon the conversion of convertible debt.
(6) GMF2's business address is 10201 South Port Road, S.W., Suite 633, Calgary, Alberta Canada T2W 4X9.
(7)  Includes 125,000 shares of common stock issuable pursuant to options.
(8)  Includes 141,667 shares of common stock issuable pursuant to options.
(9)  Includes (a) 58,334 shares of common stock issuable pursuant to options and
     (b) 250,000 shares of common stock owned by GMF2 Holdings, Inc. ("GMF2"), of which Mr. Ford serves as a director. Mr. Ford disclaims beneficial ownership of those shares attributable to other shareholders of GMF2.
(10) Includes (a) 47,222 shares of common stock issuable pursuant to options and
     (b) 250,000 shares of common stock owned by GMF2 of which Mr. Gibson serves as a director. Mr. Gibson disclaims beneficial ownership of those shares attributable to other shareholders of GMF2.
(11) All 101,383 shares of common stock are owned by Cornerstone Strategic Holdings, Inc. ("Cornerstone") of which Mr. Murray serves as a director and is a shareholder. Mr. Murray disclaims beneficial ownership of those shares attributable to other shareholders of Cornerstone.
(12) Includes 361,112 shares of common stock issuable pursuant to options, and 351,383 shares for which the officer or director disclaims beneficial ownership.

                                   SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Ontario, Canada, on October 25, 2000.

                                       INTERNET SPORTS NETWORK, INC.



                                       /s/ J. THOMAS MURRAY
                                       -------------------------------------
                                       J. Thomas Murray
                                       Chief Executive Officer and President


     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                 TITLE                             DATE
---------                                 -----                             ----
/s/ J. THOMAS MURRAY                Chief Executive Officer,            October 25, 2000
----------------------------        President and Director
J. Thomas Murray



/s/ ANDREW A. DEFRANCESCO           Chairman of the                     October 25, 2000
-------------------------           Board of Directors
Andrew A. DeFrancesco



/s/ DAVID A. TOEWS                  Chief Financial Officer             October 25, 2000
----------------------------        and Secretary
David A. Toews
