Form 10QSB
period 2000-09-30
INTERNET SPORTS NETWORK INC
filed 2000-11-20
CIK 1054544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorpo ration or Organization)


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

                                                     Yes X    No
                                                        ---     ---

       The issuer had 4,276,885 shares of common stock outstanding as of
                              September 30, 2000.

            Transitional Small Business Disclosure Format (check one)

                                                     Yes      No X
                                                        ---     ---

                          INTERNET SPORTS NETWORK, INC.
                                   FORM 10-QSB
                    FOR THE 6 MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Comparative Unaudited Consolidated Balance Sheets                     1
                      as at September 30, 2000 and March 31, 2000.

                      Comparative Unaudited Consolidated Statements of                      2
                      Operations and Comprehensive Loss for the three and six months ended September 30, 2000 and the three and six months ended
                      September 30, 1999.

                      Comparative Unaudited Consolidated Statement of Shareholders'         3
                      Equity for the six months ended September 30, 2000 and
                      the six months ended September 30, 1999.

                      Comparative Unaudited Consolidated Statements of                      4
                      Cash Flows for the six months ended September 30,
                      2000 and the six months ended September 30, 1999.

                      Notes to the Unaudited Consolidated Financial Statements              6

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                         22


PART II.                       OTHER INFORMATION


             Item 2.  Changes in Securities and Use of Proceeds                             31

             Item 3.  Defaults Upon Senior Securities                                       31

             Item 5.  Other Information                                                     31

             Item 6.  Exhibits and Reports on Form 8-K                                      32
                      (a) Exhibits                                                          32
                      (b) Reports on Form 8-K                                               32


PART I - FINANCIAL INFORMATION

ITEM 1

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED BALANCE SHEET
(ALL DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      (unaudited)
                                                                      September 30,    March 31,
 ASSETS                                                                   2000           2000
 Current
   Cash                                                               $    591       $    180
   Restricted cash (note 4)                                                103            103
   Accounts receivable, (net of allowance of $141, 2000 $14)             1,794            440
   Prepaid royalties (note 6)                                            2,938          2,443
   Prepaid expenses                                                        671            113
                                                                      ------------------------
                                                                         6,097          3,279


   Equipment, net (note 5)                                                 856            523
   Prepaid royalties (note 6)                                              671          2,172
   Deferred charges (note 6)                                            10,686         13,014
   Purchased intangibles, net (note 3)                                   6,483          9,905
   Goodwill, net (note 3)                                                1,597          3,151
                                                                      ------------------------
                                                                      $ 26,390        $ 32,044
                                                                      ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
   Bank loan (note 2)                                                 $    378        $     -
   Accounts payable                                                      2,195          1,035
   Accrued liabilities                                                     915            197
   Deferred revenue                                                        662            544
   Accrued prize commitments                                               263            336
   Loans payable in default (note 7)                                     2,842          1,000
   Loan Payable (note 7)                                                    --            240
   Convertible debt in default (note 8)                                    862             --
   Convertible debt (note 8)                                             1,994          1,071
                                                                      -----------------------
                                                                        10,111          4,423


 Convertible promissory note and accrued interest (note 9)               5,194          5,069
 Deferred income taxes (note 11)                                         1,597          3,151
                                                                      ------------------------
                                                                        16,902         12,643
                                                                      ------------------------
 Commitments (notes 4, 6 and 12)

 Shareholders' equity (note 10)
   Preferred stock 3,333 authorized, nil oustanding
   Common stock and additional paid-in capital, $0.001 par value
     16,667 shares authorized
     4,277 outstanding (2000 - 4,086)                                   53,695         52,858
     Share subscription receivable for 85 shares subscribed               (250)          (250)
     Deferred compensation                                              (2,970)        (6,900)
     Accumulated deficit                                               (40,987)       (26,307)
                                                                      ------------------------
                                                                         9,488         19,401
                                                                      ------------------------
                                                                      $ 26,390       $ 32,044
                                                                      ========================

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(ALL DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     (unaudited)     (unaudited)     (unaudited)    (unaudited)
                                                      Six Months      Six Months    Three Months    Three Months
                                                        Ending          Ending          Ending         Ending
                                                     September 30,   September 30,   September 30,  September 30,
                                                         2000            1999            2000            1999

REVENUE                                                $ 2,122       $    908         $  1,104        $    518
                                                      ---------------------------------------------------------

EXPENSES
          Prize commitments and other direct costs         665            362              468             320
          Salaries and benefits                          1,362            899              816             513
          Consulting fees                                  389            460              234             239
          Advertising                                      114            227               45             140
          General and administrative                       976          1,081              452             686
          Interest and bank charges                        319              7              174               3
          Depreciation                                     112             65               77              60
          Amortization of purchased intangibles          4,634          3,440            2,295           2,144
          Amortization of goodwill                       1,554          1,285              777             776
          Options granted for services provided              -          1,145                -           1,145
          Amortization of stock compensation             3,930          1,850            1,976           1,637
          Amortization of deferred charges               2,592            225            1,404             225
          Amortization of prepaid royalties              1,007              -              506              --
          Acquisition and due diligence costs               50             96                -              45
                                                      ---------------------------------------------------------
  Total expenses                                        17,704         11,142            9,224           7,933
                                                      ---------------------------------------------------------

Net loss from continuing operations
   before income taxes                                 (15,582)       (10,234)          (8,120)         (7,415)

Deferred income tax recovery                            (1,554)        (1,285)            (777)           (776)
                                                      ---------------------------------------------------------

Net loss from continuing operations                    (14,028)        (8,949)          (7,343)         (6,639)

Net income (loss) from discontinued
   operations (note 2)                                    (652)           308             (582)            226
                                                      ---------------------------------------------------------

Net loss and comprehensive loss                        (14,680)        (8,641)          (7,925)         (6,413)
                                                      =========================================================


NET LOSS PER SHARE                                     $ (3.48)      $  (2.72)        $  (1.85)       $  (1.96)
                                                      =========================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                      4,213          3,178            4,277           3,265
                                                      =========================================================

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(ALL DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Common
                                                           Stock and
                                                           Additional     Stock
                                              Number        Paid in    Subscriptions   Deferred     Accumulated
                                            Of Shares       Capital      Receivable    Compensation    Deficit       Total
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                         4,086     $ 52,858      $   (250)     $ (6,900)     $(26,307)     $ 19,401

 Shares issued on acquisition of St. Clair
     Group Investments, Inc.                        191          573             -             -             -           573

 Warrants issued for financing                        -          264             -             -             -           264

 Amortization of deferred compensation
     related to stock options                         -            -             -         3,930             -         3,930

 Net loss                                             -            -             -             -       (14,680)      (14,680)
                                               ------------------------------------------------------------------------------
Balance at September 30, 2000                     4,277     $ 53,695      $   (250)     $ (2,970)     $(40,987)     $  9,488
                                               ==============================================================================


                                                             Common
                                                            Stock and
                                                            Additional     Stock
                                                 Number      Paid in     Subscriptions  Deferred       Accumulated
                                                Of Shares    Capital       Receivable   Compensation   Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                         2,974     $ 17,127             -      $   (449)     $ (4,157)     $ 12,521

 Shares issued on acquisition of Ultimate
     Sports Publishing                               21          750             -            -              -           750

 Shares issued in acquisition of
   Innovation Partners Inc.                         103        4,066             -             -             -         4,066

 Shares issued for cash                             157        1,526                           -             -         1,526

 Options related to deferred compensation             -       12,100             -       (12,100)            -             -

 Shares issued in exchange for deferred
     charges                                         33        1,350             -             -             -         1,350

                                                               1,145             -             -             -         1,145
 Options granted for service

 Shares issued for subscription receivable           79          190          (190)            -             -             -

 Amortization of deferred compensation
     related to stock options                         -            -             -         1,850             -         1,850

 Share issuance costs                                 -          (50)            -             -             -           (50)

 Net loss                                                          -             -             -        (8,641)       (8,641)
                                               ------------------------------------------------------------------------------
 Balance at September 30, 1999                    3,367     $ 38,204      $   (190)     $(10,699)     $(12,798)     $ 14,517
                                               ==============================================================================

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(ALL DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             (unaudited)               (unaudited)
                                                           Six Months Ended          Six Months Ended
                                                          September 30, 2000         September 30, 1999
                                                          ------------------         ------------------
OPERATING ACTIVITIES
Net loss                                                         $     (14,680)              $     (8,641)
Adjustment to reconcile net loss to
  net cash used in operating activities:
Depreciation                                                               112                         65
Options granted for services provided                                        -                      1,145
Amortization of purchased intangibles                                    4,634                      3,440
Amortization of goodwill                                                 1,554                      1,285
Amortization of stock compensation                                       3,930                      1,850
Amortization of deferred charges                                         2,592                        225
Deferred income tax recovery                                            (1,554)                    (1,285)
CHANGES IN OTHER OPERATING ASSETS AND LIABILITIES:
  (Increase) decrease in receivables                                     1,559                       (276)
  (Increase) in prepaid expenses                                          (112)                       (26)
  Decrease in prepaid royalties                                          1,006                          -
  Increase (decrease) in accounts payable                                 (768)                        21
  Decrease in accrued liabilities                                          (20)                      (133)
  Increase (decrease) in accrued prizes                                    (73)                       275
  Increase (decrease) in deferred revenue                                 (252)                       401
                                                                -----------------------------------------
Net cash used in operating activities                                   (2,072)                    (1,654)
                                                                -----------------------------------------

INVESTING ACTIVITIES
Cash (overdraft) acquired through acquisitions                             (73)                        36
Purchase of St. Clair Group Investments                                 (1,271)                         -
Purchase of Ultimate Sports Publishing                                       -                       (860)
Purchase of Sportsbuff                                                       -                       (500)
Purchase of equipment                                                      (63)                      (379)
                                                                -----------------------------------------
Net cash used in investing activities                                   (1,407)                    (1,703)
                                                                -----------------------------------------
FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of share issuance costs
     $ nil (1999 - $ 50)                                                     -                      1,476
Increase in loans payable                                                1,852                        250
Increase in bank loan                                                      378                          -
Payments on loans payable                                                 (250)                         -
Increase in convertible promissory note                                    125                          -
Proceeds and interest from issuance of convertible debt                  1,785                          -
                                                                -----------------------------------------
Net cash provided by financing activities                                3,890                      1,726
                                                                -----------------------------------------
Net increase (decrease) in cash and cash equivalents                       411                     (1,631)
Cash and cash equivalents:
  Beginning of period                                                      180                      2,928
                                                                -----------------------------------------
  End of period                                                  $         591               $      1,297
                                                                =========================================

INTERNET SPORTS NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
(ALL DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

                                                                    (unaudited)            (unaudited)
                                                                  Six Months Ended      Six Months Ended
                                                                September 30, 2000      September 30, 1999
                                                                ------------------      ------------------
INVESTING ACTIVITIES
Net assets of Ultimate Sports Publishing acquired for shares                       -                    (750)
Acquisition of Sportsbuff for shares and amunt payable                             -                  (4,066)
Acquisition of St. Clair Group Investments for shares                           (573)                      -

FINANCING ACTIVITIES
Shares issued on acquisition of Ultimate Sports Publishing                         -                     750
Shares issued on acquisition of Sportsbuff                                         -                   4,066
Shares issued on acquisition of exclusive rights                                   -                   1,350
Shares issued on acquisition of St. Clair Group Investments                      573                       -
Warrants issued in lieu of financing fee                                         264                       -

Cash interest paid                                              $                  9    $                  7
                                                                ============================================
Cash taxes paid                                                 $                  -    $                  -


                          INTERNET SPORTS NETWORK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
       (All dollar and share amounts in thousands, except per share data)

================================================================================


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         Effective June 28, 2000 the Company affected a reverse stock split of its common stock whereby shareholders were given one new share for every six shares held prior to the reverse split. All share amounts presented within these financial statements, both for the current and prior period have been stated on a post reverse split basis.

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

         PURCHASED INTANGIBLES AND GOODWILL

         Purchased intangibles consist primarily of software, licenses, customer lists, trademarks, rights contracts and contest agreements. Purchased intangibles of $6,483 are stated net of total accumulated amortization of $12,971 at September 30, 2000 in the accompanying consolidated balance sheet. Purchased intangibles are being amortized on a straight-line basis over two to five years.

         Goodwill of $1,597 is stated net of total accumulated amortization of $4,632 at September 30, 2000 in the accompanying consolidated balance sheet. Goodwill is being amortized on a straight-line basis principally over two years.

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

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D...)

         FOREIGN CURRENCY TRANSLATION

         The functional currency of the Company is the Canadian dollar while its reporting currency is the United States dollar. The assets and liabilities of the Canadian subsidiaries are translated using the exchange rate in effect at period end, and revenues and expenses are translated at the average rate during the period. Exchange gains or losses on translation of the Company's net equity investments in these subsidiaries are reported as a separate component of other comprehensive income in shareholders' equity. The translation adjustments as a September 30, 2000 and September 30, 1999 were insignificant.

         EQUIPMENT

         Equipment is recorded at cost. Amortization is provided over the estimated useful life of the asset using the declining balance basis at the following rates:

             Computer software                         12 months
             Office equipment and furniture            60 months
             Leasehold Improvements                    Term of the lease
             Computer equipment                        40 months

         REVENUE RECOGNITION

         The Company earns revenue from membership and other fees received for Internet-based sports information, sports contest organization services, sports marketing and member information. Membership fees are received prior to the beginning of a particular sport season or event and recorded as deferred revenue until recognized in revenue ratably over the season or upon completion of the event. Other fees received for Internet-based sports information, sports marketing and sports contest organization services are recognized in income ratably over the season or upon completion of the event. Fees from the sale of member information is recognized upon delivery and customer acceptance. Deferred revenue of $662 was recorded on the consolidated balance sheet as at September 30, 2000, $290 of which is attributable to discontinued operations (note 2).

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

NOTE 2.  DISCONTINUED OPERATIONS

         Subsequent to September 30, 2000 the Company announced that it plans to divest from its Sports Marketing and Publication operations ("the Discontinued Businesses"). Divestitures of the Discontinued Businesses are expected to take place during fiscal 2001.

         As a result of this plan of disposal, the results of operations for the Discontinued Businesses have been reported as discontinued operations and previously reported financial statements have been restated.

          The summarized statements of operation for the Discontinued Businesses are as follows:

         ======================================================================
                                                   (unaudited)    (unaudited)
                                                    Six Months    Six Months
                                                      Ending           Ended
                                                    Sept. 30,       Sept. 30,
                                                       2000           1999
         ----------------------------------------------------------------------
         Revenue                                $     1,714      $      953
         ======================================================================

         Income (loss) from operations          $      (652)     $      307
         ======================================================================


NOTE 2.  DISCONTINUED OPERATIONS  (CONT'D...)

          The summarized balance sheets for the Discounted Businesses are as follows:

         ================================================================================
                                                            (unaudited)
                                                                   As at          As at
                                                              Sept. 30,       March 31,
                                                                 2000            2000
         --------------------------------------------------------------------------------
         Current assets                                   $     1,508               -
         Equipment, net                                           353               -
         Purchased intangibles                                    587      $      989
         Goodwill, net                                          1,132               -
         --------------------------------------------------------------------------------
                                                                3,580             989
         Current liabilities                                    2,361               -
         --------------------------------------------------------------------------------
         Net assets of discontinued operations            $     1,219      $      989
         ================================================================================

         On August 31, 2000 the Company entered into a demand operating loan facility agreement, allowing the Company's wholly owned subsidiary, St. Clair Group Investments, to borrow up to CAD$750, and an additional CAD$250 could be borrowed up until January 31, 2001. The facility is secured by a general security agreement over the assets of St Clair Group of Investments Inc. As at September 30, 2000, the Company had utilized $378 (CAD$571) of the facility, which is included in current liabilities above.

NOTE 3.  BUSINESS COMBINATIONS

         Effective June 1, 2000, the Company acquired 100% of the shares of St. Clair Group Investments, Inc,. ("St. Clair"). The business of St. Clair is to contract media and marketing rights for sports and entertainment properties to offer a packaged marketing solution through sponsorship, broadcast, signage, print publishing and promotions. St. Clair represents the Company's sports marketing operating segment.

         The transaction is summarized as follows:

         ================================================================================
                                                                     As at May 31, 2000,
                                                                              St. Clair
         --------------------------------------------------------------------------------
         Net assets acquired at fair values:
         Working capital                                                  $       250
         Equipment                                                                382
         Purchased intangibles                                                  1,212
                                                                           ----------
                                                                          $     1,844
         ================================================================================
         Funded by:
         Cash                                                             $     1,271
         Shares of common stock                                                   573
                                                                           ----------
                                                                          $     1,844
         ================================================================================

         Purchased intangibles related to the acquisition of St. Clair consist of customer contracts, client lists and rights contracts for sports properties. Subsequent to September 30, 2000 the Company announced that it plans to divest its investment in St. Clair.

NOTE 3.  BUSINESS COMBINATIONS (CONT'D...)

         Effective June 22, 1999, the Company acquired certain assets of National Publisher Services consisting of the Ultimate Sports Publishing division("Ultimate Sports"). Ultimate Sports publishes annual sports magazines. Ultimate Sports represents the Company's Publication operation. Subsequent to September 30, 2000 the Company announced it plans to divest its Publication operations.

         Effective June 30, 1999, the Company acquired 100% of the shares of Innovation Partners Inc, (d/b/a Sportsbuff), ("Sportsbuff"). The business of Sportsbuff is to conduct and administer sports contest services for its clients.

         The transactions are summarized as follows:

         =============================================================================================
                                                               As at               As at
                                                      June 22, 1999,      June 30, 1999,
                                                     Ultimate Sports          Sportsbuff        Total
         ---------------------------------------------------------------------------------------------
         Net assets acquired at fair values:
         Working capital                                $          -      $      (314)     $     (314)
         Equipment                                                 -               36              36
         Purchased intangibles                                 1,610            5,344           6,954
         Goodwill                                                  -            2,138           2,138
         Deferred income taxes                                     -           (2,138)         (2,138)
                                                         -----------       ----------       ----------
                                                        $      1,610      $     5,066      $    6,676
         =============================================================================================
         Funded by:
         Cash                                           $        860      $     1,000      $    2,860
         Shares of common stock                                  750            4,066           4,816
                                                         -----------       ----------       ---------
                                                        $      1,610      $     5,066      $    7,676
         =============================================================================================

         Purchased intangibles related to the acquisition of Sportsbuff consist of developed contest software, licenses, participant lists, customer lists, trademarks and domain names.

         Purchased intangibles related to the acquisition of Ultimate Sports consist of trademarks, customer contracts, client lists, and domain names.

         PURCHASED INTANGIBLES

         ========================================================================================
                                                                                      SIX MONTHS
                                                                                          ENDING
                                                                                  SEPT. 30, 2000
         ----------------------------------------------------------------------------------------
         Purchased intangibles, net, beginning of period                             $     9,905
         Purchased intangibles from acquisitions                                           1,212
                                                                                     -----------
                                                                                          11,117
         Less amortization expense                                                        (4,634)
                                                                                     ------------
         Purchased intangibles, net, end of period                                   $     6,483
         ========================================================================================

NOTE 3.  BUSINESS COMBINATIONS (CONT'D...)

         GOODWILL

         =========================================================================================
                                                                                      SIX MONTHS
                                                                                          ENDING
                                                                                  SEPT. 30, 2000
         -----------------------------------------------------------------------------------------
         Goodwill, net, beginning of period                                          $     3,151
         Goodwill from acquisitions                                                            -
                                                                                     -----------
                                                                                           3,151
         Less amortization expense                                                        (1,554)
                                                                                     ------------
         Goodwill, net, end of period                                                  $   1,597
         =========================================================================================


NOTE 4.  RESTRICTED FUNDS

         The Company segregated CAD$150 as security for a letter of Guarantee for the Company's lease on its Toronto facilities. A further CAD$120 is due to be restricted under the terms of the lease.

NOTE 5.  EQUIPMENT

         Equipment consists of the following:

         =========================================================================================
                                                                                   SEPTEMBER 30,
                                                                                            2000
         -----------------------------------------------------------------------------------------
         Computer equipment                                                          $       706
         Software                                                                            156
         Leasehold Improvements                                                               38
         Office equipment and furniture                                                      258
                                                                                     -----------
                                                                                           1,198
         Less accumulated depreciation                                                      (302)
                                                                                     -----------
         Equipment, net                                                              $       856
         =========================================================================================

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

         On August 1, 2000, the Company and LBCL mutually agreed to cancel the agreement. Accordingly, 134 shares have been removed from escrow and cancelled. 33 shares were distributed to LBCL.

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

         As a result of the acquisition of St. Clair in June 2000, the repricing rights granted to SportsLine resulted in an increase in the number of shares underlying SportsLine's Warrant to 241 common shares, at an exercise price of $12.456 per share.

         Effective September 1, 2000, the SportsLine agreement was amended, such that the expiry date of the agreement has been shortened to December 31, 2001. Further, the agreement can be renewed for 2 one-year periods at the Company's option, provided minimum royalty payments of $3,000 per annum are made. The amortization of the deferred charges has been increased starting on September 1, 2000 to amortize the unamortized deferred charges over the remaining 16 months of the agreement.

         Subsequent to September 30, 2000, and as partial consideration for the amended agreement, the Company has agreed to grant SportsLine warrants at a future date.

         During the year, the Company issued warrants to the holder of the 5% convertible debentures to acquire up to 141 shares of common stock at an exercise price of $7.50 per share, expiring on May 9, 2005. These Warrants have been recorded at its fair value estimated at the date of grant using a Black-Scholes options pricing model ($1.87 per share underlying the Warrant) and has been recorded as a deferred charge, and are being amortized over the life of the 5% convertible debentures. During the six months ending September 30, 2000, the Company amortized $14 of the deferred charge.

NOTE 6.  DEFERRED CHARGES AND PREPAID ROYALTIES (CONT'D...)

         Shares issued to LBCL                                                   $      1,350
         Shares issued to SportsLine                                                   11,884
         Warrants issued for 5% convertible debentures                                    264
         Warrants issued to SportsLine                                                  1,612
                                                                                  -----------

         Total Deferred Charges                                                        15,110
         Less Accumulated Amortization                                                 (4,424)
                                                                                  -----------
                                                                                 $     10,686
                                                                                  ===========

         The SportsLine Agreement calls for minimum royalty payments as follows:

             Year 1 to December 21, 2000                                         $      2,750
             Year 2 to December 21, 2001                                                3,000
                                                                                   ----------
                                                                                 $      5,750
                                                                                   ----------

         The Company has prepaid the minimum royalty for the full term of the amended agreement, totaling $5,750. Amortization of the current year's prepaid royalty is calculated on a monthly basis. Each month's expense is equal to the greater of (a) the amount calculated by using a straight line amortization over the period of the effective years' prepaid royalty, or (b) the amount that would be otherwise payable based on the actual royalty calculation. To the extent that the cumulative royalty payable for the respective twelve month period exceeds the prepaid royalty amount for that period the net excess is expensed in the period and is due to SportsLine through an incremental cash payment.

         PREPAID ROYALTIES

         ======================================================================================
                                                                                SEPT. 30, 2000
         --------------------------------------------------------------------------------------

         Opening balance, March 31, 2000                                         $     4,616
         Additions                                                                         -
         Amortization expense                                                         (1,007)
                                                                                 ------------
         Prepaid royalties, net                                                  $     3,609
                                                                                 ===========

         Current portion                                                         $     2,938
         Long term portion                                                               671
                                                                                 -------------
                                                                                 $     3,609
         =====================================================================================

         In the event that the Company raises over $10,000 through a public sale of its common stock, the Company is required to pay
         SportsLine an amount equal to the lesser of (a) the next 12 month minimum royalty amount, or (b) 20% of the proceeds from the public sale of common stock. Any such payment will be treated as a prepayment towards the minimum royalty amounts payable.

NOTE 7.  LOANS  PAYABLE

         Loan payable with interest  calculated  at 10% per annum ("10%  Loan").  The loan is unsecured,  and the  principal and accrued  interest was due on March 31, 2000.  The
         loan is in default.                                                                        $   750

         Loan payable in the  amount of CAD$1,800 and  $250 with  interest calculated  at the prime rate  as reported by a major Canadian bank plus 2% ("Prime plus 2% Loan"). The loan is secured  by a  direct charge over all of the assets and shares of St. Clair, and the principal  and  accrued  interest was due on August 31, 2000. The loan is in
         default.                                                                                     1,453

         Loan payable with  interest  calculated  at 7.25% per annum.  The note is unsecured, and the principal  and accrued  interest is due the earlier of raising an additional
         $4,000  through  the sale of equity  instruments  or June 30,  2000  (the  "Maturity
         Date").  The loan is in default.                                                               240

         Promissory  note with interest  calculated at 12% per annum.  The note is unsecured, and the  principal  and  accrued  interest is due on June 23,  2000.  The note is in
         default.                                                                                       300

         Accrued interest on loans payable                                                               99
                                                                                                    --------
                                                                                                    $ 2,842
                                                                                                    ========

         The 10% Loan was initially due on December 31, 1999. In connection with the 10% Loan, the Company granted a warrant to acquire up to 13 common shares at an exercise price of $13.08 per share. Financing fees of approximately $23 cash were also paid in consideration for the loan. In consideration for extending the 10% Loan due date to March 31, 2000, the Company granted a warrant to acquire up to 5 common shares at an exercise price of $17.40 per share. The 13 warrants expire on October 31, 2001 and the 5 warrants expire on December 31, 2001. As of November 10, 2000 the balance on the 10% Loan of $750 remains outstanding and is due on demand. According to the terms of the 10% Loan, the effective interest rate increases by 1 1/2 % for each month the 10% Loan iS overdue. As at September 30, 2000, the effective interest rate is 19.0%


NOTE 8.  CONVERTIBLE DEBT

         Series 1 convertible debentures maturing on June 30, 2000 unless paid or converted earlier. Interest accumulates at the rate of 8%
         per annum, due on maturity. The debenture is in default                                 $  521

         Series  1  convertible  debentures  maturing  on May 31,  2000  unless  paid or converted  earlier.  Interest  accumulates at the rate of 8% per annum,  due on
         maturity.  The debenture is in default                                                     300

         5% convertible debenture, maturing on May 9, 2003, unless paid or converted earlier. Interest accrues at a rate of 5% per annum, due
         on maturity.                                                                             1,956

         Accrued interest payable                                                                    79
                                                                                                 ------
                                                                                                 $2,856
                                                                                                 ======

NOTE 8.  CONVERTIBLE DEBT (CONT'D...)

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


NOTE 9.  CONVERTIBLE PROMISSORY NOTE AND ACCRUED INTEREST

         On December 21, 1999 the Company issued a Convertible Promissory Note ("Note") for $5,000, convertible at the holders option into common stock of the Company at a conversion price of $17.40 per share. This conversion price may be reduced upon the Company issuing common stock, or instruments convertible into common stock at a price of less than $17.40 per share. The Note bears interest at the rate of 5% per annum, payable at maturity in cash or shares of common stock. The note has a term of four years. The Note can be converted into shares at the Company's option following a public offering providing gross proceeds to the Company of not less than $20,000, having an initial per share price to the public of not less than $30.00 per share. As at September 30, 2000 interest of $194 has accrued on the Note.

         As a result of the acquisition of St. Clair, the repricing rights granted to Sportsline resulted in a reduction in the conversion price to $12.456 per share.

NOTE 10. SHAREHOLDERS' EQUITY

         The authorized share capital of the Company is as follows: Common stock - authorized 16,667, issued, 4,277 Preferred stock - authorized 3,333, issued, nil

         COMMON STOCK


         TO SEPTEMBER 30, 2000

                                                                                             COMMON
                                                                         NUMBER            STOCK AND
                                                                        OF SHARES     PAID-IN CAPITAL
                                                                        (`000's)           ($000's)
         ---------------------------------------------------------------------------------------------
         BALANCE AS REPORTED MARCH 31, 2000                                 24,514            52,858
         Impact of 6:1 reverse share split                                 (20,428)                -
         Shares issued on acquisition of St. Clair                             191               573
         Warrants granted for financing                                          -               264
         ---------------------------------------------------------------------------------------------
         BALANCE SEPTEMBER 30, 2000                                          4,277            53,695
         =============================================================================================

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

         STOCK OPTION ACTIVITY

         The following table summarizes the Company's stock option activity:

         TO SEPTEMBER 30, 2000

                                                             NUMBER OF              WEIGHTED AVERAGE
                                                          SHARES (`000'S)             EXERCISE PRICE
         ---------------------------------------------------------------------------------------------
         Balance at March 31, 2000                               1,015                   $   11.22

         Options granted and assumed                                78                   $   18.96
         Options cancelled                                        (208)                  $   16.98
         Options expired                                            (8)                  $   10.50
                                                                 ------                  -----------

         September 30, 2000                                        877                   $   10.54
         =============================================================================================

NOTE 10. SHAREHOLDERS' EQUITY (CONT'D...)

         The following table summarizes information about options outstanding and options exercisable at September 30, 2000.

         ============================================================================================

                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
         --------------------------------------------------         ---------------------------------
                                        WEIGHTED AVERAGE
                             OPTIONS   REMAINING CONTRACTUAL            OPTIONS      WEIGHTED AVERAGE
         EXERCISE PRICE    OUTSTANDING            LIFE               EXERCISABLE       EXERCISE PRICE
         --------------   -------------       ------------           ---------------------------------

         $        2.40          282             3.8 years                  124          $     2.40
                 10.50          433             3.0 years                  418               10.50
                 18.00           58             3.8 years                   30               18.00
                 19.50            3             2.0 years                    3               19.50
                 24.00           31             4.2 years                   13               24.00
                 24.48           17             3.8 years                    8               24.48
                 27.24           12             3.7 years                   13               27.24
                 28.56            3             3.8 years                    2               28.56
                 30.00            4             0.7 years                    4               30.00
                 36.00           34             3.8 years                   17               36.00
                 37.25            -             0.9 years                    -               37.25
         --------------------------------------------------------------------------------------------
         $  2.40 - 37.25        877             3.5 years                  632          $    11.04
         ============================================================================================

         WARRANT ACTIVITY

         The following table summarizes the Company's warrant activity:

         =============================================================================================
                                                             NUMBER OF              WEIGHTED AVERAGE
                                                        WARRANTS (`000'S)             EXERCISE PRICE
         ---------------------------------------------------------------------------------------------
         Balance at March 31, 2000                                 236                   $   18.96

         Warrants granted                                          141                   $    7.50
         Warrants issued due to repricing (note 6)                  69                        -
         Warrants cancelled                                        (33)                      30.00
                                                                 ------                  ----------

         September 30, 2000                                        413                   $   10.98
         =============================================================================================

NOTE 10. SHAREHOLDERS' EQUITY (CONT'D...)

         The following table summarizes information about warrants outstanding and warrants exercisable at September 30, 2000:

         =============================================================================================

                             WARRANTS OUTSTANDING                    WARRANTS EXERCISABLE
         ---------------------------------------------------     ---------------------------------
                                        WEIGHTED AVERAGE
                            WARRANTS   REMAINING CONTRACTUAL       WARRANTS      WEIGHTED AVERAGE
         EXERCISE PRICE    OUTSTANDING        LIFE               EXERCISABLE       EXERCISE PRICE
         --------------   ------------    ----------             ---------------------------------
         $  13.08           13             1.0 years                   13          $    13.08
            12.46          259             1.2 years                  259               12.46
             7.50          141             1.8 years                  141                7.50
         ---------------------------------------------------------------------------------------------
         $ 7.50 - 13.08    413             1.6 years                  413          $    10.79
         =============================================================================================

         DEFERRED COMPENSATION

         Deferred compensation of $2,970 is stated net of accumulated amortization of $9,815. No additional deferred compensation was recorded during the three months ended September 30, 2000. The amount recorded represents the difference between the grant price and the fair value of the Company's common stock for shares subject to options granted during the period. The amortization of deferred compensation is charged to operations over the vesting period of the options, which ranges from 15 months to 3 years. Total amortization recognized in the six months ended September 30, 2000 was $3,930 (1999 - $1,850).

         PRO FORMA DISCLOSURE

         The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant, the pro forma amounts of the Company's net loss and net loss per share for the period ended September 30, 2000 would have been as follows:

                                                                    Six                        Six
                                                           Months ended               Months ended
                                                        September, 2000         September 30, 1999
         Net loss as reported                                 $(14,680)                   $(8,641)
         Net loss - pro forma                                 $(15,618)                   $(8,910)
         Basic and diluted loss per share as reported           $(3.48)                    $(0.45)
         Basic and diluted loss per share - pro forma           $(3.71)                    ($0.47)

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

         A reconciliation of the combined federal and state income tax expense to the Company's income tax expense is as follows:

         =========================================================================================
                                                                      SEPT. 30,        SEPT. 30,
                                                                           2000             1999
         -----------------------------------------------------------------------------------------
         Tax recovery at combined federal and state rates         $      (4,970)   $      (3,166)
         Higher effective rate attributable to income taxes
         of other countries                                       $      (1,606)   $      (1,022)
         Tax effect of expenses that are not deductible for
         income tax purposes                                              5,339            3,353
         Valuation allowance                                              1,237              835
                                                                  -------------    -------------
                                                                  $           -    $           -
         =========================================================================================

         At September 30, 2000, the Company had net operating loss carryforwards of approximately $10,468. Substantially all of these carryforwards relate to the Canadian subsidiaries and will begin to expire at various times starting in 2001.

         Significant components of the Company's deferred income tax assets are approximately as follows:

         =========================================================================================

                                                                      SEPT. 30,
                                                                       2000
         -----------------------------------------------------------------------------------------

         Net operating loss carryforwards                         $      10,468
                                                                   =============

         Total deferred income tax assets                         $       4,513

         Valuation allowance for deferred income tax assets              (4,513)
                                                                  --------------

         Net deferred income tax assets                           $           -
         =========================================================================================

NOTE 11. INCOME TAX (CONT'D...)

         A continuity of the valuation allowance is as follows:

         =========================================================================================
                                                                     SEPT.  30,
                                                                       2000
         -----------------------------------------------------------------------------------------

         Opening balance                                          $       3,276

         Valuation allowance on deferred income tax asset                 1,237
                                                                  -------------

         Closing balance                                          $       4,513
         =========================================================================================

         Deferred income tax credits at September 30, 2000 reflect the differences between the financial reporting and tax values of the purchased intangibles. The deferred tax recovery in the consolidated statement of operations and comprehensive loss relates to the amortization of the deferred income tax liability which resulted from the Company's acquisitions of Sportsmark, Pickem and Sportsbuff.

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
                                                ==============       ===========

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION

         As a result of the Company's decision to discontinue its publishing and sports marketing operations, the Company operates in only one segment, contest management. The company provides game management services and products across domestic and international markets. International sales, including export sales from the United States to Canada, represented approximately 36% (1999 - 36%) of net sales for the six months ending September 30, 2000. No other foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. Net transfers from Canada to the United States amounted to $745 (1999 - $nil) for the six months ended September 30, 2000. Capital assets and purchased intangibles in the United States equal approximately $10,000. The remaining capital assets and purchased intangibles are in Canada.

NOTE 14. GOING CONCERN

         The Company is in an extremely competitive industry and it will require substantial capital from outside sources in order to complete its business plan. The Company is in default of three loans payable, its promissory note payable and its Series 1 convertible debentures and anticipates that it will continue to generate financial losses for the foreseeable future. In the event the Company is unsuccessful in securing outside capital, it may be required to curtail or cease operations altogether. As a result, substantial doubt exists regarding the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results and operations and financial condition of the Company (or "ISN") should be read in conjunction with the consolidated financial statements, including the notes thereto, of the company contained elsewhere in this Form 10-QSB

OVERVIEW

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

ISN financed its expenditures primarily through the sale of its common stock and issuance of debt. Since inception through September 30, 2000, the company issued approximately 12,982,000 common shares for net cash consideration of approximately $10,835,000, $2,743,000 in loans and promissory notes, and $7,777,000 in convertible debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception and has an accumulated deficit of $40,987,000 to September 30, 2000. The Company is currently in default with three loans, its promissory note and its Series 1 convertible debentures. The Company anticipates that it will continue to generate financial losses for the foreseeable future. Based on the Company's current working capital position, and the cash required to fund the current level of operations, the Company has sufficient liquidity to operate until November 30, 2000. If the Company is unable to obtain equity or debt financing, or generate additional cash through the sale of assets by November 30, 2000, the Company may need to cease operations and seek protection under the federal bankrupcty laws. The Company's long term ability to meet its liquidity requirements and to continue operations will depend on (i) its ability to develop a long term sustainable debt and equity financing structure, (ii) its ability to generate advertising and sponsorship revenue on its Internet properties, (iii) the continued growth and acceptance of the Internet and
(iv) its ability to continue to provide innovative and reliable products for its ASP client base. If the Company is unable to reduce its operating losses, either in the short-term or the long-term, and it is unable to secure outside capital to meet the resulting liquidity shortfall, the Company may be forced to reduce or discontinue some or all of its operations, sell certain of its assets, or seek protection under the federal bankruptcy laws. Under United States Generally Accepted Auditing Statements substantial doubt exists regarding the ability of the Company to continue as a going concern.

It is the intention of management to address its liquidity and debt situation by
(i) restructuring its outstanding debt, (ii) raising the additional capital through the sale of additional capital stock of the Company, (iii) selling non-core assets. There can be no assurance that the Company will succeed in any or all of these initiatives.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONT'D...)

The Company's primary cash requirements are for operating activities and acquisition activities. Cash used in operating activities for the period ending September 30, 2000 was $2,072,000 (as compared to $1,654,000 for the period ending September 30, 1999) related primarily to infrastructure costs required to manage the continued growth of the Company. The increase in cash used in operating activities was also due to the acquisition of St. Clair Group Investments ("St. Clair"), whose seasonality is such that the summer months generate negative cash flow. $1,632,000 of the use of cash arose during the first quarter of the year (1999 - $755,000). This increase was mainly due to increased staffing of the operation. Average headcount during the first quarter of 2000 was 48, as compared to average headcount during the same period last year of 22. These increases in cash used in operations have been reduced during the second quarter of the year, where cash used in operations was $440,000 (1999
- $899,000) as a result of the increase in revenue from $518,000 in 1999 to $1,104,000 in the current period.

Cash used in acquisition activities for the period ending September 30, 2000 was $1,271,000 (as compared to $1,360,000 for the period ending September 30, 1999). Since inception, the Company has funded its capital requirements by financing activities, primarily through the issuance of equity securities, debt and convertible debt. Capital expenditures (excluding acquisitions) during the period ending September 30, 2000 were $63,000 as compared to $379,000 for 6 months ended September 30, 1999. Capital expenditures were primarily for computer technology to manage the contest management strategy. From inception to September 30, 2000 the Company has spent $646,000 on capital equipment. ISN has no significant commitments to acquire equipment in the future, although the Company expects to spend approximately $800,000 in capital assets over the next 12 month period.

The Company operates in an extremely competitive industry and it will require substantial capital from external sources in order to continue operations and complete the execution of its business plan. The Company anticipates that it will continue to generate financial losses for the foreseeable future. In the event the Company is unsuccessful in securing outside capital, it may be required to curtail or cease operations altogether. As a result, substantial doubt exists regarding the ability of the Company to continue as a going concern.

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

ISN financed the acquisition of St. Clair through the issuance of a promissory note in the amount of $1,203,000 (CAD$1,800,000). The note was increased by $250 on August 17, 2000, and the due date amended to August 31, 2000 and is currently in default. The assets and shares of St. Clair have been pledged as security for the loan.

As a result of the St. Clair acquisition in June 2000, the conversion price for the SportsLine Note and Warrant were adjusted in accordance with their terms to $12.456 per share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONT'D...)

As of September 30, 2000, the Company had the following principal amount of debt outstanding:

Instrument                             Rate               Due date                  Proceeds
--------------------------------------------------------------------------------------------------
Loan payable - in default           19.0% per annum       March 31, 2000             750,000
Loan payable - in default            7.0% per annum       June 30, 2000              240,000
Loan payable - in default            2% above prime       August 31, 2000          1,453,000
Promissory note - in default        12.0% per annum       June 23, 2000              300,000
Convertible debt - in default        8.0% per annum       June 30, 2000              521,000
Convertible debt - in default        8.0% per annum       May 31, 2000               300,000
Convertible debt                     5.0% per annum       December 21, 2003        5,000,000
Convertible debt                       5% per annum       May 9, 2003              1,956,000
--------------------------------------------------------------------------------------------------
                                                                                 $10,520,000
==================================================================================================

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONT'D...)

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED).


Revenue. The Company generated revenue from continuing operations of $2,122,000 for the period ending September 30, 2000 as compared to revenues of approximately $908,000 for the period ending September 30, 1999. The increase in revenue was attributable to sales generated through the promotion agreement with SportsLine, as well as through a growing customer base of contest licensing clients.

Operating expenses before depreciation, amortization and other non-cash charges:
Total operating expenses before depreciation, amortization and other non-cash charges were $3,825,000 as compared to $3,036,000 in the period ended September 30, 1999, for an increase of $789,000. The overall increase is described in more detail below:

Prize commitments and other direct costs: Expenses associated with providing prizes for contests and other direct costs increased by $303,000 to $665,000 from $362,000. $116,000 of the increase is attributable to increased prize obligations, mostly due to the addition of the products from the acquisition of SportsBuff. The remainder of the increase is attributable to increased direct costs incurred as a result of the inclusion of SportsBuff's operations for the entire 6 month period as apposed to 3 months in the prior year.

Salaries and benefits: Salaries increased by $463,000 to $1,362,000 from $899,000 in the six month period ending September 30, 2000. This increase was the result of hiring additional sales, marketing and administrative staff during the period to manage the growth of the Company. Average staff over the period increased from 29 people in the six months ended September 30, 1999 to 46 people in 2000. Further, the Company incurred a one time charge of approximately $120,000 in severance costs during August and September 2000 as the Company eliminated redundant, and non-core personnel.

Consulting Fees: Consulting fees decreased by $71,000 to $389,000 from $460,000 in the comparative period. The Company required less reliance on consultants as a result of the increase in staff compared to the prior period.

Advertising: Advertising expenses decreased $113,000 to $114,000 from $227,000 in the comparative period. This is mainly due to consolidation of certain contests due to the acquisition of SportsBuff, as well as a shift in advertising strategy, whereby the Company no longer focuses on promoting its own brand of contests, but is providing its clients with private label contests instead, which require minimal advertising costs to be incurred by the Company.

RESULTS OF OPERATIONS (SIX MONTHS ENDING SEPTEMBER 30, 2000 VS. 1999)
CONTINUED...

General and administrative: General and administrative costs decreased by $105,000 to $976,000 from $1,081,000 in the comparative period. This change is made up of the following fluctuations:

     - General office expenses decreased by $7,000 to $421,000 from $428,000. Expenses in the 1999 comparative period included the costs of relocating the executive offices from Vancouver to Toronto, and setting up the Toronto offices. During the 2000 period, the Company relocated its Toronto offices within the city, and expenses increased as a result of the overall increase is staff levels, however not to the level of the one time move in 1999.

     - Travel and other expenses decreased $107,000 to $147,000 from $254,000. The decrease in travel expense is a result of closing the Vancouver office and centralizing the executive office activities in Toronto during the first quarter of 1999.

     - Legal and accounting fees increased $47,000 to $214,000 from $167,000 as a result of costs associated with the preparation of the Company's Securities and Exchange Commission ("SEC") filings, documentation related to the reverse stock split and documentation related to additional debt financing received in the current period.

     - Increase in occupancy and telephone costs of $145,000 to $278,000 compared to $133,000 for the period ending September 30, 1999. The increase is due to the set up and substantial growth in the Toronto offices.

Interest and bank charges increased by $312,000 to $319,000 as a result of fees and interest on loans and convertible debt. There were no similar debt instruments outstanding for the period ending September 30, 1999.

AMORTIZATION

The purchased intangibles and goodwill before amortization related to the acquisitions of Sportsmark Group, Pickem Sports, Ultimate Sports Publishing, SportsBuff, Sportsrocketravel, St. Clair and domain names totaled $25,683,000. Amortization of purchased intangibles and goodwill for the six-month period ended September 30, 2000, was $6,190,000. These intangibles include trademarks, software licenses, contractual rights and intellectual properties. The Company is amortizing purchased intangibles and goodwill related the acquisitions of Sportsmark Group, Pickem Sports, Ultimate Sports Publishing, SportsBuff, Sportsrocketravel and domain names over 24 months, and the purchased intangibles related to St. Clair over 60 months.

Depreciation was $112,000 for the period ended September 30, 2000 as compared to $65,000 for the prior period. The increase is due to the purchase of equipment.

The Company amortized $3,930,000 (1999 - $1,850,000) of costs related to stock based compensation resulting from stock options granted to officers, employees and directors. The compensation expense was calculated as the difference between the option exercise price and the share price of the Company's common stock as reported by the OTC/BB at the date of issuance. The options may be exercised at prices between $2.40 to $37.25 and vest over periods ranging from 17 to 36 months. The Company is amortizing the expense relating to the options over their vesting periods.

Net loss from continuing operations. The Company experienced a loss of $14,028,000 after the benefit of deferred taxes of $1,554,000 for the six month period ended September 30, 2000 as compared to a loss of $8,949,000 for the period ended September 30, 1999. Loss per share from continuing operations for the six month period ended September 30, 2000 was $(3.33) compared to $ (2.81) for the period ended September 30, 1999.

Net income from discontinued operations. Results from discontinued operations shifted from net income of $307,000 in 1999 to a net loss of ($652,000). This shift is the result of the addition of St. Clair in June of 2000, whose operations generate losses during the summer months. Further, the Company incurred additional expenses related to its Publication operations as the material and layout of the publications were upgraded for the calendar 2000 sports seasons.

RESULTS OF OPERATIONS (SIX MONTHS ENDING SEPTEMBER 30, 2000 VS. 1999)
CONTINUED...

Net loss from operations. The Company experienced a loss of $14,680,000 after the benefit of deferred taxes of $1,554,000 for the six month period ended September 30, 2000 as compared to a loss of $8,641,000 for the period ended September 30, 1999. Loss per share for the six month period ended September 30, 2000 was $(3.48) compared to $ (2.72) for the period ended September 30, 1999.


THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED).


Revenue. The Company generated revenue from continuing operations of $1,104,000 for the period ending September 30, 2000 as compared to revenues of approximately $518,000 for the period ending September 30, 1999. The increase in revenue was generated through the promotion agreement with SportsLine, as well as through a growing customer base of contest licensing clients.

Operating expenses before depreciation, amortization and other non-cash charges:
Total operating expenses before depreciation, amortization and other non-cash charges were $2,189,000 as compared to $1,901,000 in the period ended September 30, 1999, for an increase of $288,000. The overall increase is described in more detail below:

Prize commitments and other direct costs: Expenses associated with providing prizes for contests and other direct costs increased to $468,000 from approximately $320,000 in three month period ended September 30, 1999. The increase of $148,000 is attributable to increased prize offerings in the Company's contests, as well as due to the increase in contest management costs due to the increase in revenue.

Salaries and benefits: Salaries increased by $303,000 to $816,000 from $513,000 in the three month period ending September 30, 2000. This increase is the result of increased sales, marketing and administrative staff compared to the prior period to manage the growth of the Company. Average staff over the period increased from 39 people in the three months ended September 30, 1999 to 48 people in 2000. Further, the Company incurred a one time charge of approximately $100,000 in severance costs during August and September 2000 as the Company eliminated redundant, and non-core personnel

Consulting Fees: Consulting fees decreased by $5,000 to $234,000 from $239,000 in the comparative period. Additional hiring reduced the need to obtain financial, development and design services externally. The bulk of the historical consulting fees that were replaced by internal staffing was due to hiring during the first quarter of 1999, therefore there has been little change in these costs during the quarter.

Advertising: Advertising expenses decreased $95,000 to $45,000 from $140,000 in the comparative period This is mainly due to the consolidation of certain contests due to the acquisition of SportsBuff, as well as a shift in advertising strategy, whereby the Company no longer focuses on promoting its own brand of contests, but is providing its clients with private label contests instead, which require minimal advertising costs to be incurred by the Company.

RESULTS OF OPERATIONS (THREE MONTHS ENDING SEPTEMBER 30, 2000 VS. 1999) CONTINUED...

General and administrative: General and administrative costs decreased by $234,000 to $452,000 from $686,000 in the comparative period. This change is made up of the following fluctuations:

     - General office expenses decreased by $166,000 to $124,000 from $290,000. Most of the expenses in the 1999 comparative period were a result of the one time costs of relocating the executive offices from Vancouver to Toronto.
     - Travel and other expenses increased $13,000 to $80,000 from $67,000. The increase in travel expense of 19% is consistent with the increase in average staffing levels of 23% from 39 to 48 people year over year. The Company has implemented strict control over travel and entertainment expenses.
     - Legal and accounting fees decreased by $89,000 to $56,000 from $145,000. Most of the expenses in 1999 were as a result of costs associated with the preparation of the Company's initial Securities and Exchange Commission ("SEC") filings and documentation related to additional equity financing received in the period.
     - Increase in occupancy and telephone costs of $64,000 to $148,000 compared to $84,000 for the period ending September 30, 1999. The increase is due to the substantial growth and relocation of the Toronto offices.

Interest and bank charges increased by $172,000 to $174,000 as a result of fees and interest on loans and convertible debt. There were no similar debt instruments outstanding for the period ending September 30, 1999.

AMORTIZATION

The purchased intangibles and goodwill before amortization related to the acquisitions of Sportsmark Group, Pickem Sports, Ultimate Sports Publishing, SportsBuff, Sportsrocketravel, St. Clair and domain names totaled $25,683,000. Amortization of purchased intangibles and goodwill for the three-month period ended September 30, 2000, was $3,072,000. These intangibles include trademarks, software licenses, contractual rights and intellectual properties. The Company is amortizing purchased intangibles and goodwill related the acquisitions of Sportsmark Group, Pickem Sports, Ultimate Sports Publishing, SportsBuff, Sportsrocketravel and domain names over 24 months, and the purchased intangibles related to St. Clair over 60 months.

Depreciation was $77,000 for the period ended September 30, 2000 as compared to $60,000 for the prior period. The increase is due to the purchase of equipment.

The Company amortized $1,976,000 (1999 - $1,637,000) of costs related to stock based compensation resulting from stock options granted to officers, employees and directors. The compensation expense was calculated as the difference between the option exercise price and the share price of the Company's common stock as reported by the OTC/BB at the date of issuance. The options may be exercised at prices between $2.40 to $37.25 and vest over periods ranging from 17 to 36 months. The Company is amortizing the expense relating to the options over their vesting periods.

Net loss from continuing operations. The Company experienced a loss of $7,343,000 after the benefit of deferred taxes of $777,000 for the three month period ended September 30, 2000 as compared to a loss of $6,639,000 for the period ended September 30, 1999. Loss per share from continuing operations for the three month period ended September 30, 2000 was $(1.71) compared to $ (2.03) for the period ended September 30, 1999.

Net income from discontinued operations. Results from discontinued operations shifted from a net income of $226,000 in 1999 to a net loss of ($582,000). This shift is the result of the addition of St. Clair in June of 2000, whose operations generate losses during the summer months. Further, the Company incurred additional expenses related to its Publication operations as the material and layout of the publications were upgraded for the calendar 2000 sports seasons.

RESULTS OF OPERATIONS (THREE MONTHS ENDING SEPTEMBER 30, 2000 VS. 1999) CONTINUED...

Net loss from operations. The Company experienced a loss of $7,925,000 after the benefit of deferred taxes of $777,000 for the three month period ended September 30, 2000 as compared to a loss of $6,413,000 for the period ended September 30, 1999. Loss per share for the three month period ended September 30, 2000 was $(1.85) compared to $ (1.96) for the period ended September 30, 1999.

Total Assets. The total assets of the Company as of September 30, 2000 totaled $26,390,000 compared to $32,044,000 at March 31, 2000. The decrease in total assets was attributable to the amortization of deferred charges, purchased intangibles and goodwill, totaling $8,780,000, offset by increases to purchased intangibles and assets from the acquisition of St. Clair.

FORWARD  LOOKING  STATEMENTS

This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing forward-looking statements may be found in the material set forth in this section and under "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Report and the documents incorporated into this Report by reference contain forward-looking statements regarding:

     -    our ability to continue operations beyond November 30, 2000;

     - our ability to raise additional capital through the sale of additional capital stock of the Company and satisfactorily resolve the defaults on our debt;

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

     These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

     -    our inability to fund the cashflow necessary to continue operations;

     - risks, uncertainties and assumptions relating to the Company's cashflow, operations and results of operations, including its ability to restructure its debt and continue to attract equity investments;

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

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has defaulted on its Series 1 Convertible Debentures due to its failure to pay principal and accrued interest on the maturity dates (May 31, 2000 and June 30, 2000). As of November 10, 2000 the total amount of principal and interest due is $ 869,000

         The Company has defaulted on its 10% loan payable due to its failure to pay principal and accrued interest on the maturity date of March 31, 2000. As of November 10, 2000 the total amount of principal and interest due is $796,000

         The Company has defaulted on its prime plus 2% loan due to its failure to pay principal and accrued interest on the maturity date of July 15, 2000. As of November 10, 2000 the total amount of principal and interest due is $1,506,000

         The Company has defaulted on its loan payable with interest at 7.25% due to its failure to pay principal and accrued interest on the maturity date of June 30, 2000. As of November 10, 2000 the total amount of principal and interest due is $255,000

         The Company has defaulted on its 12% promissory note due to its failure to pay principal and accrued interest on the maturity date of June 23, 2000. As of November 10, 2000 the total amount of principal and interest due is $315,000


ITEM 5.  OTHER INFORMATION

         On August 17, 2000, Mr. Greg O'Hara tendered his resignation from the board of directors of the Company.

         The Company has no reason to believe that there was any disagreement by Mr. O'Hara with any of the Company's operations, policies, or practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  27       Financial Data Schedule



         (b)      REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INTERNET SPORTS NETWORK, INC.
                                            (Registrant)



Date:    November 10, 2000                  /s/ J. Thomas Murray
                                            --------------------------------
                                            J. Thomas Murray
                                            President and CEO





Date:    November 10, 2000                  /s/ David A. Toews,
                                            ---------------------------------
                                            David A. Toews
                                            Chief Financial Officer